Form 10-Q
period 1993-11-30
SUDBURY INC
filed 1994-01-13
CIK 811801

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended NOVEMBER 30, 1993
                                    -----------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

             Commission File Number      0-10023
                                        ---------

                                 SUDBURY, INC.
 -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            DELAWARE                                 34-1546292
- -------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


30100 CHAGRIN BOULEVARD, SUITE 203
CLEVELAND, OHIO                                                         44124
- -------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)


Registrant's Telephone Number, including Area Code:  (216) 464-7026
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        YES   X            NO
                                            -----             -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES   X            NO        (See below)
                             -----             -----

       ON JANUARY 10, 1992, THE REGISTRANT FILED A PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES CODE IN THE UNITED STATES BANKRUPTCY COURT FOR THE NORTHERN DISTRICT OF OHIO (THE "BANKRUPTCY COURT"). ON AUGUST 18, 1992, THE BANKRUPTCY COURT CONFIRMED THE THIRD AMENDED PLAN OF REORGANIZATION (THE "PLAN") OF THE REGISTRANT. THE PLAN BECAME EFFECTIVE ON SEPTEMBER 1, 1992 AND DISTRIBUTIONS UNDER THE PLAN COMMENCED ON OCTOBER 15, 1992.

       PURSUANT TO THE PLAN, 10,000,000 SHARES OF NEW COMMON STOCK, $0.01 PAR VALUE, ARE ISSUABLE IN SATISFACTION OF THE ALLOWED CLAIMS OF THE CREDITORS AND STOCKHOLDERS OF THE REGISTRANT. AS OF JANUARY 6, 1994, 9,478,945 SHARES HAVE BEEN ISSUED AND ARE OUTSTANDING.

Total Pages - 19                                    Exhibit Index - Page 16

                                                         INDEX
                                                         -----

                                            SUDBURY, INC. AND SUBSIDIARIES


                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION


       Item 1.      Financial Statements

                         Condensed Consolidated Balance Sheets
                         as of November 30, 1993 and May 31, 1993                                     3  - 4

                         Condensed Consolidated Statements of
                         Operations for the three-month periods
                         ended November 30, 1993 and November 30,
                         1992                                                                              5

                         Condensed Consolidated Statements of
                         Operations for the six-month periods
                         ended November 30, 1993 and November 30,
                         1992                                                                              6

                         Condensed Consolidated Statements of
                         Cash Flows for the six-month periods
                         ended November 30, 1993 and November 30,
                         1992                                                                              7

                         Notes to Condensed Consolidated
                         Financial Statements                                                         8  - 10

       Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    11 -  14


PART II - OTHER INFORMATION


       Item 1.      Legal Proceedings                                                                      15


       Item 4.      Submission of Matters to a Vote of Security Holders                                    15


       Item 6.      Exhibits and Reports on Form 8-K                                                       16





PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SUDBURY, INC. AND SUBSIDIARIES

ASSETS


                                                                        NOVEMBER 30,               MAY 31,
                                                                           1993                     1993
                                                                        (UNAUDITED)               (AUDITED)
                                                                        -----------               ---------
(Dollars in thousands)
CURRENT ASSETS
  Cash                                                                  $  2,136                  $  5,284
  Accounts receivable, net of allowance                                   33,795                    32,902
  Inventories                                                             20,040                    19,853
  Net assets of businesses held for sale                                       -                       500
  Prepaid expenses and other                                               3,163                     4,183
                                                                        --------                  --------
                      TOTAL CURRENT ASSETS                                59,134                    62,722

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                               2,191                     2,222
  Buildings                                                               15,556                    15,421
  Machinery and equipment                                                 36,929                    33,830
                                                                        --------                  --------
                                                                          54,676                    51,473
  Less accumulated depreciation                                            8,356                     4,991
                                                                        --------                  --------
         NET PROPERTY, PLANT AND EQUIPMENT                                46,320                    46,482


OTHER ASSETS
  Notes receivable                                                           521                     2,770
  Net assets of businesses held for sale                                   2,000                     2,000
  Intangible pension asset                                                   758                       758
  Other assets                                                             1,413                     1,724
                                                                        --------                  --------
                        TOTAL OTHER ASSETS                                 4,692                     7,252
                                                                        --------                  --------

                                                                        $110,146                  $116,456
                                                                        ========                  ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)

SUDBURY, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         NOVEMBER 30,              MAY 31,
                                                                             1993                   1993
                                                                         (UNAUDITED)              (AUDITED)
                                                                         -----------              ---------

(Dollars in thousands)
CURRENT LIABILITIES
  Trade accounts payable                                                 $ 18,976                 $ 19,665
  Accrued compensation and employee benefits                               10,880                   11,712
  Income taxes                                                                711                      609
  Environmental reserves                                                    1,444                    1,550
  Other accrued expenses                                                    9,279                    9,817
  Current maturities of long-term debt                                      2,468                    3,088
                                                                         --------                 --------
        TOTAL CURRENT LIABILITIES                                          43,758                   46,441

LONG-TERM DEBT                                                             37,860                   45,984

OTHER LONG-TERM LIABILITIES                                                 6,826                    6,673

DEFERRED INCOME TAXES                                                         550                      550

STOCKHOLDERS' EQUITY
  Common Stock - par value $0.01 per
    share; authorized 20,000,000 shares;
    10,007,534 (10,000,000 at May 31,
    1993) shares issuable and deemed
    outstanding                                                               100                      100
  Additional paid-in capital                                               13,930                   13,900
  Retained earnings                                                         7,122                    2,808
                                                                         --------                 --------
        TOTAL STOCKHOLDERS' EQUITY                                         21,152                   16,808
                                                                         --------                 --------

                                                                         $110,146                 $116,456
                                                                         ========                 ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                THREE MONTHS ENDED
                                                                      -------------------------------------
                                                                      NOVEMBER 30,             NOVEMBER 30,
(In thousands, except per share amounts)                                 1993                     1992
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
Net sales:
  Ongoing operations                                                    $ 60,584                $ 55,255
  Businesses held for sale                                                     -                  16,667
                                                                        --------                --------
        Total                                                             60,584                  71,922

Costs and expenses:
  Costs of products sold:
    Ongoing operations                                                    51,508                  46,736
    Businesses held for sale                                                   -                  14,199
                                                                        --------                --------
        Total                                                             51,508                  60,935

  Selling and administrative expenses:
    Ongoing operations                                                     5,496                   5,308
    Businesses held for sale                                                   -                   1,984
                                                                        --------                --------
        Total                                                              5,496                   7,292

  Special charges                                                              -                     494
                                                                        --------                --------

    OPERATING INCOME                                                       3,580                   3,201

Interest expense                                                            (986)                 (1,628)
Interest income                                                               18                      58
Other income (expense)                                                       162                    (357)
                                                                        --------                --------

Income before income taxes                                                 2,774                   1,274
Income tax (benefit) expense                                                (458)                    110
                                                                        --------                --------

    NET INCOME                                                          $  3,232                $  1,164
                                                                        ========                ========

Net income per share:
  Primary                                                               $    .26                $    .10
                                                                        ========                ========
  Fully diluted                                                         $    .26                $    .10
                                                                        ========                ========

Common shares and common share equivalents:
  Primary                                                                 12,217                  11,751
                                                                        ========                ========
  Fully diluted                                                           12,258                  11,753
                                                                        ========                ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES
                                                                                 SIX MONTHS ENDED
                                                                      -------------------------------------
                                                                      NOVEMBER 30,     ||      NOVEMBER 30,
(In thousands, except per share amounts)                                 1993          ||         1992
                                                                      (UNAUDITED)      ||      (UNAUDITED)
                                                                      -----------      ||      -----------
                                                                                       ||
Net sales:                                                                             ||
  Ongoing operations                                                    $115,028       ||       $107,355
  Businesses held for sale                                                   315       ||         47,560
                                                                        --------       ||       --------
        Total                                                            115,343       ||        154,915
                                                                                       ||
Costs and expenses:                                                                    ||
  Costs of products sold:                                                              ||
    Ongoing operations                                                    98,711       ||         91,130
    Businesses held for sale                                                 151       ||         40,878
                                                                        --------       ||       --------
        Total                                                             98,862       ||        132,008
                                                                                       ||
  Selling and administrative expenses:                                                 ||
    Ongoing operations                                                    10,952       ||         10,732
    Businesses held for sale                                                 164       ||          5,507
                                                                        --------       ||       --------
        Total                                                             11,116       ||         16,239
                                                                                       ||
  Special charges                                                              -       ||          1,589
                                                                        --------       ||       --------
                                                                                       ||
    OPERATING INCOME                                                       5,365       ||          5,079
                                                                                       ||
Interest expense (Contractual interest for the                                         ||
  period ended November 30, 1992, $4,870)                                 (1,978)      ||         (3,181)
Interest income                                                               73       ||             91
Other income (expense)                                                       439       ||           (365)
                                                                        --------       ||       --------
                                                                                       ||
Income before income taxes                                                 3,899       ||          1,624
Income tax (benefit) expense                                                (415)      ||            160
                                                                        --------       ||       --------
                                                                                       ||
    INCOME BEFORE EXTRAORDINARY GAIN                                       4,314       ||          1,464
                                                                                       ||
Extraordinary gain - forgiveness of                                                    ||
  pre-petition liabilities                                                     -       ||         78,805
                                                                        --------       ||       --------
                                                                                       ||
    NET INCOME                                                          $  4,314       ||       $ 80,269
                                                                        ========       ||       ========
                                                                                       ||
Net income per share:                                                                  ||
  Primary                                                               $    .36       ||
                                                                        ========       ||
  Fully diluted                                                         $    .35       ||
                                                                        ========       ||
Common shares and common share equivalents:                                            ||
  Primary                                                                 12,148       ||
                                                                        ========       ||
  Fully diluted                                                           12,270       ||
                                                                        ========       ||

See notes to condensed consolidated financial statements. As discussed in Note B, the amounts presented for the six months ended November 30, 1993 are not comparable to those for the six months ended November 30, 1992, and as such a solid double line has been placed between the amounts. Also, net income per share amounts for the six months ended November 30, 1992 are not presented as they are irrelevant as a result of the reorganization.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUDBURY, INC. AND SUBSIDIARIES
                                                                                  SIX MONTHS ENDED
                                                                        ------------------------------------
                                                                        NOVEMBER 30,     ||     NOVEMBER 30,
(Dollars in thousands)                                                     1993          ||        1992
                                                                        (UNAUDITED)      ||     (UNAUDITED)
                                                                        -----------      ||     -----------
                                                                                         ||
OPERATING ACTIVITIES:                                                                    ||
  Income before extraordinary gain                                        $  4,314       ||       $  1,464
  Items included not affecting cash:                                                     ||
    Depreciation and amortization:                                                       ||
      Ongoing operations                                                     4,109       ||          3,876
      Businesses held for sale                                                  47       ||          1,845
    Other                                                                      131       ||            (60)
  Changes in operating assets and liabilities:                                           ||
    Ongoing operations                                                      (2,215)      ||         (5,077)
    Businesses held for sale                                                   (28)      ||         (2,106)
                                                                          --------       ||       --------
      NET CASH PROVIDED (USED IN) BY OPERATING                                           ||
        ACTIVITIES                                                           6,358       ||            (58)
                                                                                         ||
INVESTING ACTIVITIES:                                                                    ||
  Purchases of property, plant and equipment:                                            ||
    Ongoing operations                                                      (3,466)      ||         (1,189)
    Businesses held for sale                                                     -       ||           (187)
  Proceeds from collection of notes receivable                               2,249       ||              -
  Proceeds from sale of businesses                                             666       ||         24,400
  Contingent payments to former owners                                                   ||
    of acquired businesses                                                    (188)      ||           (678)
  Proceeds from sale of property, plant,                                                 ||
    equipment and other - net                                                  134       ||             35
                                                                          --------       ||       --------
      NET CASH (USED IN) PROVIDED BY INVESTING                                           ||
        ACTIVITIES                                                            (605)      ||         22,381
                                                                                         ||
FINANCING ACTIVITIES:                                                                    ||
  Borrowings, refinancings and repayments:                                               ||
    Short and long-term borrowings                                         117,175       ||             21
    Reductions of debt:                                                                  ||
      Ongoing operations                                                  (126,106)      ||        (25,894)
      Businesses held for sale                                                   -       ||           (633)
  Common stock issued                                                           30       ||              -
                                                                          --------       ||       --------
      NET CASH USED IN FINANCING ACTIVITIES                                 (8,901)      ||        (26,506)
                                                                          --------       ||       --------
                                                                                         ||
      DECREASE IN CASH                                                      (3,148)      ||         (4,183)
                                                                                         ||
  Cash at beginning of period                                                5,284       ||         12,386
                                                                          --------       ||       --------
                                                                                         ||
      CASH AT END OF PERIOD                                               $  2,136       ||       $  8,203
                                                                          ========       ||       ========

See notes to consolidated financial statements. As discussed in Note B, the amounts presented for the six months ended November 30, 1993 are not comparable to those for the six month period ended November 30, 1992, and as such a solid double line has been placed between the amounts.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE A -- BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended November 30, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1993.


NOTE B -- PROCEEDINGS UNDER CHAPTER 11 AND RESTRUCTURING
        On January 10, 1992, Sudbury, Inc. (the "Company") filed a petition (relative only to Sudbury, Inc. and not to its subsidiaries) under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was made to implement an agreement in principle which had been reached with the Company's major creditor groups regarding a restructuring plan and the related sales of a substantial number of its business units.

        The Company's amended Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court by Order dated August 18, 1992 and became effective on September 1, 1992 (the "Effective Date"). Distributions under the Plan commenced on October 15, 1992.

        The Plan implemented a restructuring of the Company by providing for a new amortization schedule for the repayment of the indebtedness owed to its secured lender banks and a significant reduction of the Company's indebtedness to subordinated debtholders and certain other unsecured creditors.

        In order to repay the indebtedness owed to the secured lender banks as provided by the Plan, the Company implemented a business plan with an asset disposition program involving the sale of a substantial number of its subsidiaries. Through November 30, 1993 the asset disposition program generated aggregate net cash proceeds of approximately $37.6 million.

        In February 1993 the Company proceeded with a plan to refinance its existing bank debt and on May 28, 1993 the Company successfully completed the refinancing by obtaining a three-year asset-based $48,000,000 Credit Facility ("Credit Facility") with a new secured lender group. This new Credit Facility allowed the Company to retain six core businesses and cease the previous asset sale process except for the 35% investment in General Products Delaware Corporation which is still held for sale.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE B -- PROCEEDINGS UNDER CHAPTER 11 AND RESTRUCTURING - CONTINUED
        As a result of the Company's emergence from Chapter 11, certain amounts presented on the statements of operations for the six month period ended November 30, 1992, principally for interest expense, and on the statements of cash flows for the six months ended November 30, 1992 are not comparable to the current period and therefore a solid double line has been placed between the amounts. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1993.


NOTE C -- CASH
        As of November 30, 1993 and May 31, 1993, $1,599,000 and $6,339,000 of
the cash balances, respectively, consisted of funds restricted as to their use. $1,599,000 and $1,503,000 of the restricted amounts, respectively, reflected funds set aside to pay prospective property and casualty insurance claims at the Company's captive insurance company. The balance of restricted amounts at May 31, 1993 was used to reduce bank debt subsequent to the end of the fiscal year.

NOTE D -- INVENTORIES
        The components of inventories are summarized as follows (in thousands):

                                                                         November 30,         May 31,
                                                                            1993                 1993
                                                                         -----------          --------
        Raw materials and supplies                                         $ 7,981             $ 7,619
        Work in process                                                      7,870               8,275
        Finished products                                                    4,407               4,202
                                                                           -------             -------
                                         Total at FIFO                      20,258              20,096
        Less excess of FIFO cost over LIFO values                              218                 243
                                                                           -------             -------
                                                                           $20,040             $19,853
                                                                           =======             =======


NOTE E -- SPECIAL CHARGES
        Special charges of $494,000 and $1,589,000 related to consulting and other expenses were incurred under the Company's restructuring program for the three and six month periods ended November 30, 1992, respectively. No special charges were incurred in the six months ended November 30, 1993.


NOTE F -- CONTINGENCIES
        The Company is party to a number of lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions, product liability and environmental, safety and health matters.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE F -- CONTINGENCIES - CONTINUED
        As a general matter, the confirmation of the Plan by the Bankruptcy Court precludes plaintiffs in pending litigation from prosecuting their claims against the Company. To the extent any such plaintiffs filed claims in the Company's bankruptcy proceeding, such claims will be treated in such bankruptcy proceeding. Any distributions on account of such claims will be made in the form of securities of the Company rather than in cash. Under the terms of the Plan, the Company has limited indemnification obligations with respect to certain of its officers and directors for actions and omissions prior to confirmation of the Plan. The Company's liability under such indemnification obligations is limited to an aggregate of $2,000,000 (subject to certain conditions). The Company has fully reserved the $2,000,000, of which $1,000,000 has been deposited in trust.

        The Company has been named as a potentially responsible party for cleanup costs by the United States Environmental Protection Agency with respect to several sites. The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. All operating locations acquired by the Company since 1984 operate in a variety of locations and industries where environmental situations could exist based on past practices. For known environmental situations, the Company, with the assistance of environmental engineers and consultants, has accrued amounts to cover estimated future environmental expenditures. There could exist, however, current environmental situations for which the future cost is not known or accrued at November 30, 1993.

        While the ultimate result of the above contingencies cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position or results of operations of the Company.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1993 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1992

        Sales. The Company's net sales from ongoing operations for the second quarter of fiscal 1994 increased by 10% to $60.6 million from $55.3 million in the prior year's quarter. Sales to the automotive industry through the Company's Wagner Castings Company ("Wagner") and Industrial Powder Coatings, Inc. ("IPC") subsidiaries increased by $5.4 million over the prior year period as a result of $2.2 million in net new business and $3.2 million in increased volumes of existing products.

        Sales of businesses held for sale were eliminated to zero from $16.7 million recorded in the prior year period due to the sale of 15 of the Company's businesses since the beginning of fiscal 1993.

        Net Income.   Net income for the second quarter of fiscal 1994 was $3.2
million compared to $1.2 million in the prior year period. Principal variations between the current period net income compared to the prior period are discussed below.

        Operating income of ongoing operations increased by $.4 million, principally as a result of the increased sales discussed previously. Operating margins were negatively impacted by $.4 million during the period due to significant price increases in scrap steel which is the principal raw material utilized at Wagner. Wagner's commitments with most of its major customers provide for the passage of the majority of increases or decreases in the cost of scrap steel on to its customers, however, these adjustments are generally passed along three to six months subsequent to the time the change occurs. As a result of this delay in passing along these price increases, third quarter operating earnings are also expected to be negatively impacted.

        Operating income of businesses held for sale decreased by $.5 million reflecting the impact of their sale during the past year.

        Special charges decreased by $.5 million as the Company substantially completed its restructuring in fiscal 1993.

        Interest expense decreased by $.6 million due to (a) reductions in debt caused by the Company's asset sale program, (b) reductions in debt in connection with the Company's new Credit Facility which provided the Company with a revolving line of credit, as the Company's previous credit facility did not include a revolving line of credit and cash balances could not be applied against debt, and (c) reductions in debt due to cash flow from increased profitability.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1993 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1992 - continued

        Income tax expense during the current period benefited from the receipt of $.5 million in state tax refunds as a result of the successful resolution of a tax dispute.

        As approximately half of the Company's sales are dependent on the automotive markets in the United States and Europe, related profits will be dependent on sales of vehicles in these markets for the remainder of the fiscal year. The Company is also dependent on construction related markets through its Iowa Mold Tooling ("IMT") subsidiary. IMT has experienced recent improvements in its order backlog which may help to improve its results for the remainder of the current fiscal year.


RESULTS OF OPERATIONS - SIX MONTHS ENDED NOVEMBER 30, 1993 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1992

        Sales.   The Company's net sales from ongoing operations for the
current six month period increased by 7% to $115.0 million from $107.4 million in the prior year period. Automotive related sales through Wagner and IPC increased by $8.7 million over the prior year's period as a result of $4.8 million in net new business and $3.9 million in increased volumes of existing products.

        Sales of businesses held for sale decreased to $.3 million from $47.6 million recorded in the prior year period due to the sale of 15 of the Company's businesses since the beginning of fiscal 1993. In July 1993, the Company sold RD&D Corporation, the last of its wholly-owned subsidiaries which was held for sale.

        Net Income.   Income before extraordinary gain for the current six
month period was $4.3 million compared to $1.5 million in the prior year period. Principal variations between the current period net income compared to the prior period are discussed below.

        Operating income of ongoing operations decreased by $.1 million despite the increase in sales due to (a) lower profitability at IMT resulting from backlog reductions that were experienced during the earlier part of the current fiscal year, (b) $.6 million of higher raw material costs at Wagner, and (c) start-up costs and higher fixed costs incurred in the first quarter of the current fiscal year as a result of the re-opening of Wagner's Havana, Illinois facility.

        Operating income of businesses held for sale decreased by $1.2 million reflecting the impact of their sale over the past year.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - SIX MONTHS ENDED NOVEMBER 30, 1993 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1992 - continued

        Special charges decreased by $1.6 million as the Company substantially completed its restructuring in fiscal 1993.

        The Company's interest expense decreased by $1.2 million due principally to reductions in debt over the past fiscal year. Other income of $.4 million in the current period principally relates to the receipt of miscellaneous contingent proceeds and escrows relating to the sale of assets.


LIQUIDITY AND CAPITAL RESOURCES

        As previously discussed, effective September 1, 1992, the Company emerged from reorganization under Chapter 11 of the United States Bankruptcy Code.

        In May 1993, the Company completed the refinancing of its then existing bank debt with a three year asset-based $48,000,000 credit facility with a new lender group. The Credit Facility provides the Company with a $33.8 million revolving credit facility, an $11.2 million term loan and a $3.0 million capital expenditure facility. As of November 30, 1993, the Company had borrowed $16.4 million under its revolving credit facility and had $9.6 million of additional borrowing capacity based on the asset-based advance rate formulas contained in the Credit Facility agreement. The Company had not borrowed under the capital expenditure facility as of November 30, 1993. This facility provides the Company funds for 75% of the cost of eligible capital expenditures.

        For the first six months of fiscal 1994, operating activities provided cash of $6.4 million compared to a usage of $.1 million in the prior year period. The increase in cash provided in fiscal 1994 was due to higher income and a lower increase in working capital.

        Capital expenditures for ongoing operations were $3.5 million in fiscal 1994 compared with $1.2 million in the prior year period. The increase in capital expenditures was mainly due to the Company's improved liquidity and its ability, under its new Credit Facility, to invest more money in its businesses. Capital expenditures had been low for the past several years due to constraints under the Company's credit agreement with its previous bank group and in an effort to increase liquidity.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES  -   continued

        During the first six months of fiscal 1994, the Company received $2.2 million from the collection of notes receivable related to subsidiaries which were sold in fiscal 1993. These funds were used by the Company to reduce bank debt under its Credit Facility.

        The Company believes that funds available under the Credit Facility, funds generated from operations and the utilization of the Company's net operating loss carryforward to reduce income tax liabilities will be sufficient to satisfy its anticipated operating needs and capital improvements for the remainder of fiscal 1994.

PART II OTHER INFORMATION


Item 1. - LEGAL PROCEEDINGS

       As a general matter, confirmation of the Company's Plan by the Bankruptcy Court precludes plaintiffs in pre-bankruptcy litigation from continuing to prosecute their claims against the Company. To the extent any such plaintiffs have filed claims in the Company's bankruptcy proceeding, such claims will be determined in such bankruptcy proceeding. Under the terms of the Company's Plan, distributions on account of such claims will generally be made in the form of securities of the Company rather than in cash. Under the terms of the Plan, the Company has limited indemnification obligations with respect to its officers and directors for actions and omissions prior to confirmation of the Plan. The Company's liability for such indemnification obligations is limited to an aggregate of $2,000,000 (subject to certain conditions). The Company has fully reserved the $2,000,000, of which $1,000,000 has been deposited in trust.

       Certain litigation was described in the Company's annual report on Form 10-K for the year ended May 31, 1993. There have been no material developments in the described cases for the fiscal quarter ended November 30, 1993.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Annual Meeting of Stockholders of the Company held on October 21, 1993, the stockholders considered and voted on the election of six directors for one-year terms expiring in 1994 or until their successors have been duly elected and qualified and a resolution proposed by the Board of Directors that the stockholders ratify the action of the Board of Directors in selecting and appointing Ernst & Young as independent auditors for the Company for the year ending May 31, 1994.

       All of management's nominees for directors, as listed in the proxy statement, were elected by the following votes:

                 Cloyd J. Abruzzo                          For                      5,558,817
                                                           Withheld                     6,561
                 Jerry A. Cooper                           For                      5,558,188
                                                           Withheld                     7,190
                 Preston Heller, Jr.                       For                      5,556,698
                                                           Withheld                     8,680
                 David A. Preiser                          For                      5,555,073
                                                           Withheld                    10,305
                 Jacques R. Sardas                         For                      5,553,121
                                                           Withheld                    12,257
                 Thomas F. Slater                          For                      5,557,925
                                                           Withheld                     7,453

PART II OTHER INFORMATION


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - continued

       The proposal to ratify the appointment of Ernst & Young as the Company's independent auditors was passed by the following vote:

                 Shares Voted For                          5,550,560
                 Shares Voted Against                         12,665
                 Abstentions                                     346
                 Broker Non-Votes                              1,807


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the three months ended November 30, 1993.



                                    EXHIBIT INDEX
                                    -------------

EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
- -------                                                  ----------------------
   (11)       Statement re: Computation of
              Per Share Earnings                               18 - 19

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SUDBURY, INC.
                                       (Registrant)



                                       By: /s/Jacques R. Sardas
                                           ---------------------------------------
                                           Jacques R. Sardas
                                           Chairman of the Board
                                           and Chief Executive Officer



                                       By: /s/Mark E. Brody
                                           ---------------------------------------
                                           Mark E. Brody
                                           Vice President of Finance and Controller
                                           (Chief Accounting Officer)


Date:  January 13, 1994