Form 10-Q
period 1994-02-28
SUDBURY INC
filed 1994-04-12
CIK 811801

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended FEBRUARY 28, 1994
                                    -----------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

             Commission File Number      0-10023
                                    ------------------------
                                 SUDBURY, INC.
             -------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                                 34-1546292
- -------------------------------         ----------------------------------

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

30100 CHAGRIN BOULEVARD, SUITE 203
CLEVELAND, OHIO                                                         44124
- -----------------------------------------------------------------------------

(Address of Principal Executive Office)                             (Zip Code)

Registrant's Telephone Number, including Area Code:  (216) 464-7026
                                                      -------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES __X__        NO ______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES __X__         NO _____   (See below)

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES,
$0.01 PAR VALUE AS OF MARCH 31, 1994:  9,868,746             -------------
- -------------------------------------  ---------

Total Pages - 19                                    Exhibit Index - Page 16

                                     INDEX

                         SUDBURY, INC. AND SUBSIDIARIES



PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
         as of February 28, 1994 and May 31, 1993                         3 - 4

         Condensed Consolidated Statements of
         Operations for the three-month periods
         ended February 28, 1994 and February 28,
         1993                                                                 5

         Condensed Consolidated Statements of
         Operations for the nine-month periods
         ended February 28, 1994 and February 28,
         1993                                                                 6

         Condensed Consolidated Statements of
         Cash Flows for the nine-month periods
         ended February 28, 1994 and February 28,
         1993                                                                 7

         Notes to Condensed Consolidated
         Financial Statements                                            8 - 11

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                  12 - 14



PART II - OTHER INFORMATION
          Item 1.      Legal Proceedings                                    16

          Item 6.      Exhibits and Reports on Form 8-K                     16

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SUDBURY, INC. AND SUBSIDIARIES

ASSETS


                                                                        FEBRUARY 28,               MAY 31,
                                                                           1994                     1993
                                                                         (UNAUDITED)              (AUDITED)
                                                                        ------------              ---------
(Dollars in thousands)
CURRENT ASSETS
  Cash                                                                  $  1,884                  $  5,284
  Accounts receivable, net of allowance                                   36,885                    32,902
  Inventories                                                             20,807                    19,853
  Net assets of businesses held for sale                                       -                       500
  Prepaid expenses and other                                               2,252                     4,183
                                                                        --------                  --------
                      TOTAL CURRENT ASSETS                                61,828                    62,722


PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                               2,191                     2,222
  Buildings                                                               15,560                    15,421
  Machinery and equipment                                                 38,224                    33,830
                                                                        --------                  --------
                                                                          55,975                    51,473
  Less accumulated depreciation                                           10,021                     4,991
                                                                        --------                  --------
         NET PROPERTY, PLANT AND EQUIPMENT                                45,954                    46,482

OTHER ASSETS
  Notes Receivable                                                           521                     2,770
  Net assets of businesses held for sale                                   2,000                     2,000
  Intangible pension asset                                                   758                       758
  Other assets                                                             1,382                     1,724
                                                                        --------                  --------
                        TOTAL OTHER ASSETS                                 4,661                     7,252
                                                                        --------                  --------

                                                                        $112,443                  $116,456
                                                                        ========                  ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         FEBRUARY 28,              MAY 31,
                                                                             1994                   1993
                                                                         (UNAUDITED)              (AUDITED)
                                                                         -----------              ---------

(Dollars in thousands)
CURRENT LIABILITIES
  Trade accounts payable                                                 $ 17,927                 $ 19,665
  Accrued compensation and employee benefits                               11,554                   11,712
  Income taxes                                                                692                      609
  Environmental reserves                                                    1,408                    1,550
  Other accrued expenses                                                    7,479                    9,817
  Current maturities of long-term debt                                      2,444                    3,088
                                                                         --------                 --------
        TOTAL CURRENT LIABILITIES                                          41,504                   46,441

LONG-TERM DEBT                                                             39,070                   45,984

OTHER LONG-TERM LIABILITIES                                                 7,688                    6,673

DEFERRED INCOME TAXES                                                         550                      550

STOCKHOLDERS' EQUITY
  Common Stock - par value $0.01 per
    share; authorized 20,000,000 shares;
    10,185,033 (10,000,000 at May 31,
    1993) shares issuable and deemed
    outstanding                                                               102                      100
  Capital in excess of par value                                           19,060                   13,900
  Retained earnings                                                         4,469                    2,808
                                                                         --------                 --------
        TOTAL STOCKHOLDERS' EQUITY                                         23,631                   16,808
                                                                         --------                 --------

                                                                         $112,443                 $116,456
                                                                         ========                 ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES

                                                                                THREE MONTHS ENDED
                                                                          ------------------------------
                                                                      FEBRUARY 28,             FEBRUARY 28,
(In thousands, except per share amounts)                                 1994                     1993
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
Net sales:
  Ongoing operations                                                    $ 60,765                $ 52,242
  Businesses held for sale                                                     -                   2,046
                                                                        --------                --------
        Total                                                             60,765                  54,288


Costs and expenses:
  Costs of products sold:
    Ongoing operations                                                    51,727                  45,466
    Businesses held for sale                                                   -                   1,687
                                                                        --------                --------
        Total                                                             51,727                  47,153


  Selling and administrative expenses:
    Ongoing operations                                                     5,774                   5,283
    Businesses held for sale                                                   -                     374
                                                                        --------                --------
        Total                                                              5,774                   5,657

  Special charges                                                          5,956                     146
                                                                        --------                --------
    OPERATING (LOSS) INCOME                                               (2,692)                  1,332

Interest expense - net                                                      (884)                 (1,280)
Settlement of preconfirmation liabilities                                    846                       -
Other income (expense)                                                        90                    (167)
                                                                        --------                --------

Loss before income taxes                                                  (2,640)                   (115)
Income tax expense                                                            13                      90
                                                                        --------                --------

    NET LOSS                                                            $ (2,653)               $   (205)
                                                                        ========                ========

Net loss per share:
  Primary                                                               $   (.21)               $   (.02)
                                                                        ========                ========
  Fully diluted                                                         $   (.21)               $   (.02)
                                                                        ========                ========

Common shares and common share equivalents:
  Primary                                                                 12,483                  11,756
                                                                        ========                ========
  Fully diluted                                                           12,510                  11,758
                                                                        ========                ========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                NINE MONTHS ENDED
                                                                          -------------------------------
                                                                      FEBRUARY 28,      ||        FEBRUARY 28,
(In thousands, except per share amounts)                                 1994           ||           1993
                                                                      (UNAUDITED)       ||        (UNAUDITED)
                                                                      -----------       ||        -----------
                                                                                        ||
Net sales:                                                                              ||
  Ongoing operations                                                    $175,793        ||         $159,597
  Businesses held for sale                                                   315        ||           49,606
                                                                        --------        ||         --------
        Total                                                            176,108        ||          209,203
                                                                                        ||
Costs and expenses:                                                                     ||
  Costs of products sold:                                                               ||
    Ongoing operations                                                   150,438        ||          136,596
    Businesses held for sale                                                 151        ||           42,565
                                                                        --------        ||         --------
        Total                                                            150,589        ||          179,161
                                                                                        ||
Selling and administrative expenses:                                                    ||
  Ongoing operations                                                      16,726        ||           16,015
  Businesses held for sale                                                   164        ||            5,881
                                                                        --------        ||         --------
        Total                                                             16,890        ||           21,896
                                                                                        ||
Special charges                                                            5,956        ||            1,735
                                                                        --------        ||         --------
                                                                                        ||
    OPERATING INCOME                                                       2,673        ||            6,411
                                                                                        ||
Interest expense - net (Contractual interest for                                        ||
 the period ended February 28, 1993, $4,870)                              (2,789)       ||           (4,370)
Settlement of preconfirmation liabilities                                    846        ||                -
Other income (expense)                                                       529        ||             (532)
                                                                        --------        ||         --------
                                                                                        ||
Income before income taxes                                                 1,259        ||            1,509
Income tax (benefit) expense                                                (402)       ||              250
                                                                        --------        ||         --------
                                                                                        ||
    INCOME BEFORE EXTRAORDINARY GAIN                                       1,661        ||            1,259
                                                                                        ||
Extraordinary gain - forgiveness of                                                     ||
  pre-petition liabilities                                                     -        ||           78,805
                                                                        --------        ||         --------
                                                                                        ||
    NET INCOME                                                          $  1,661        ||         $ 80,064
                                                                        ========        ||        ========
                                                                                        ||
Net income per share:                                                                   ||
  Primary                                                               $    .14        ||
                                                                        ========        ||
  Fully diluted                                                         $    .13        ||
                                                                        ========        ||
Common shares and common share equivalents:                                             ||
  Primary                                                                 12,246        ||
                                                                        ========        ||
  Fully diluted                                                           12,502        ||
                                                                        ========        ||

See notes to condensed consolidated financial statements. As discussed in Note B, the amounts presented for the nine months ended February 28, 1993 are not comparable to those for the nine months ended February 28, 1994, and as such a solid double line has been placed between the amounts. Also, net income per share amounts for the nine months ended February 28, 1993 are not presented as they are irrelevant as a result of the reorganization.


PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUDBURY, INC. AND SUBSIDIARIES

                                                                                  NINE MONTHS ENDED
                                                                             ----------------------------
                                                                        FEBRUARY  28,    ||     FEBRUARY 28,
(Dollars in thousands)                                                     1994          ||        1993
                                                                        (UNAUDITED)      ||     (UNAUDITED)
                                                                        -----------      ||      -----------
                                                                                         ||
OPERATING ACTIVITIES:                                                                    ||
  Income before extraordinary gain                                        $  1,661       ||       $  1,259
  Items included not affecting cash:                                                     ||
    Depreciation and amortization:                                                       ||
      Ongoing operations                                                     6,170       ||          5,945
      Businesses held for sale                                                  47       ||          1,962
    Special charges                                                          5,956       ||              -
    Settlement of preconfirmation liabilities                                 (846)      ||              -
    Other                                                                      164       ||            (56)
  Changes in operating assets and liabilities:                                           ||
    Ongoing operations                                                      (7,271)      ||         (6,186)
    Businesses held for sale                                                   (28)      ||         (3,402)
                                                                          --------       ||        --------
      NET CASH PROVIDED BY (USED IN) OPERATING                                           ||
        ACTIVITIES                                                           5,853       ||           (478)
                                                                                         ||
INVESTING ACTIVITIES:                                                                    ||
  Purchases of property, plant and equipment:                                            ||
    Ongoing operations                                                      (4,787)      ||         (2,235)
    Businesses held for sale                                                     -       ||           (199)
  Proceeds from collection of notes receivable                               2,249       ||              -
  Proceeds from sale of businesses                                             666       ||         34,391
  Contingent payments to former owners                                                   ||
    of acquired businesses                                                    (188)      ||           (678)
  Proceeds from sale of property, plant,                                                 ||
    equipment and other - net                                                  141       ||             35
                                                                          --------       ||        --------
      NET CASH (USED IN) PROVIDED BY INVESTING                                           ||
        ACTIVITIES                                                          (1,919)      ||         31,314
                                                                                         ||
FINANCING ACTIVITIES:                                                                    ||
  Borrowings, refinancings and repayments:                                               ||
    Short and long-term borrowings                                         175,406       ||            564
    Reductions of debt:                                                                  ||
      Ongoing operations                                                  (183,252)      ||        (38,849)
      Businesses held for sale                                                   -       ||           (468)
  Common stock issued                                                          512       ||              -
                                                                          --------       ||        --------
      NET CASH USED IN FINANCING ACTIVITIES                                 (7,334)      ||        (38,753)
                                                                          --------       ||        --------
                                                                                         ||
      DECREASE IN CASH                                                      (3,400)      ||         (7,917)
                                                                                         ||
  Cash at beginning of period                                                5,284       ||         12,386
                                                                          --------       ||        --------
                                                                                         ||
      CASH AT END OF PERIOD                                               $  1,884       ||       $  4,469
                                                                          ========       ||        ========

See notes to consolidated financial statements. As discussed in Note B, the amounts presented for the nine months ended February 28, 1993 are not comparable to those for the nine month period ended February 28, 1994, and as such a solid double line has been placed between the amounts.


PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE A -- BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended February 28, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1993. Certain 1993 amounts have been restated to conform with the 1994 presentation.


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

        In order to repay the indebtedness owed to the secured lender banks as provided by the Plan, the Company implemented a business plan with an asset disposition program involving the sale of a substantial number of its subsidiaries. Through February 28, 1994 the asset disposition program generated aggregate net cash proceeds of approximately $37.6 million.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE B -- PROCEEDINGS UNDER CHAPTER 11 AND RESTRUCTURING - CONTINUED
        In February 1993 the Company proceeded with a plan to refinance its existing bank debt and on May 28, 1993 the Company successfully completed the refinancing by obtaining a three-year asset-based $48,000,000 Credit Facility ("Credit Facility") with a new secured lender group. This new Credit Facility allowed the Company to retain six core businesses and cease the previous asset sale process except for the Company's 35% investment in General Products Delaware Corporation which is still held for sale.

        As a result of the Company's emergence from Chapter 11, certain amounts presented on the statements of operations for the nine month period ended February 28, 1993, principally for interest expense, and on the statements of cash flows for the nine months ended February 28, 1993 are not comparable to the current period and therefore a solid double line has been placed between the amounts. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1993.


NOTE C -- CASH
        As of February 28, 1994 and May 31, 1993, $1,656,000 and $6,339,000 of
the cash balances, respectively, consisted of funds restricted as to their use. $1,656,000 and $1,503,000 of the restricted amounts, respectively, reflected funds set aside to pay prospective property and casualty insurance claims at the Company's captive insurance company. The balance of restricted amounts at May 31, 1993 was used to reduce bank debt subsequent to the end of the fiscal year.

NOTE D -- INVENTORIES

        The components of inventories are summarized as follows (in thousands):

                                                                         February 28,           May 31,
                                                                            1994                 1993
                                                                         -----------           -------
        Raw materials and supplies                                         $ 8,205             $ 7,619
        Work in process                                                      8,972               8,275
        Finished products                                                    3,856               4,202
                                                                           -------             -------
                                         Total at FIFO                      21,033              20,096
        Less excess of FIFO cost over LIFO values                              226                 243
                                                                           -------             -------
                                                                           $20,807             $19,853
                                                                           =======             =======

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE E -- SPECIAL CHARGES
        Special charges of $5,956,000 for the three and nine month periods ended February 28, 1994 relate to accruals recorded in connection with the achievement of certain performance targets established in the January 1992 employment agreement ("Agreement") with Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company. The Agreement was confirmed as part of the Plan of Reorganization. The special charges include a noncash charge of $4,650,000 which represents the estimated value of 653,595 stock options granted to Mr. Sardas on September 1, 1992 which are exercisable in increments once the fair value of the Company exceeds value targets ranging from $15,000,000 to $35,000,000. The Company has determined, and an appraisal by an investment banking firm has confirmed, that performance targets established in the Agreement have been met as of February 28, 1994 and therefore the options are exercisable. The remaining $1,306,000 of the special charges represents expense associated with the estimated cash bonus payable to Mr. Sardas at the end of the Agreement in January 1996. The charge for the cash bonus is based on 5% of the net fair value of the Company in excess of $35,000,000 at the end of the Agreement and is being amortized over the term of the Agreement.

        Special charges of $146,000 and $1,735,000 for the three and nine month periods ended February 28, 1993 related to consulting and other expenses incurred under the Company's restructuring program.


NOTE F -- SETTLEMENT OF PRECONFIRMATION LIABILITIES
        Two lawsuits which had been pending in United States Bankruptcy Court against the Company and several of its former officers and directors were settled in February 1994. The lawsuits related to events which occurred prior to the Company's entry into and emergence from bankruptcy. Under its Plan of Reorganization, the Company had retained certain indemnification obligations with respect to the defendants, former officers, or directors of the Company. These obligations were limited to $2 million. The lawsuits were settled using $765,000 of funds which had been previously held in escrow, $616,000 of the Company's funds, and funds contributed by co-defendants. The Company also resolved an insurance-related bankruptcy claim in February 1994. As a result of these two settlements, the Company recognized an $846,000 benefit as such settlements were for less than the amount reserved for such claims.


NOTE G -- CONTINGENCIES
        The Company is party to a number of lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions, product liability and environmental, safety and health matters.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE G -- CONTINGENCIES -- CONTINUED
        As a general matter, the confirmation of the Plan by the Bankruptcy Court precludes plaintiffs in pending litigation from prosecuting their claims against the Company. To the extent any such plaintiffs filed claims in the Company's bankruptcy proceeding, such claims will be treated in such bankruptcy proceeding. Any distributions on account of such claims will be made in the form of securities of the Company rather than in cash.

        The Company has been named as a potentially responsible party for cleanup costs by the United States Environmental Protection Agency with respect to several sites. The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. All operating locations acquired by the Company since 1984 operate in a variety of locations and industries where environmental situations could exist based on past practices. For known environmental situations, the Company, with the assistance of environmental engineers and consultants, has accrued amounts to cover estimated future environmental expenditures. There could exist, however, current environmental situations for which the future cost is not known or accrued at February 28, 1994.

        While the ultimate result of the above contingencies cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position or results of operations of the Company.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 28, 1994 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1993

        SALES. The Company's net sales from ongoing operations for the third quarter of fiscal 1994 increased by 16% to $60.8 million from $52.2 million in the prior year's quarter. Sales to the automotive industry through the Company's Wagner Castings Company ("Wagner") and Industrial Powder Coatings, Inc. ("IPC") subsidiaries increased by $5.6 million (18%) over the prior year period as a result of $1.5 million in net new business and $4.1 million in increased volumes of existing products. Sales through the Company's Iowa Mold Tooling ("IMT") subsidiary increased by $2.7 million over the prior year period as a result of increases in its order backlog due to improvement in several of its construction-related markets.

        Sales of businesses held for sale were eliminated to zero from $2 million recorded in the prior year period due to the sale of 15 of the Company's businesses since the beginning of fiscal 1993.

        NET lOSS.   Net loss for the third quarter of fiscal 1994 was $2.7
million compared to $.2 million in the prior year period. The current period loss was due to special charges of $6.0 million recorded as a result of expenses recognized in connection with the January 1992 employment agreement with the Company's Chairman, President, and Chief Executive Officer. These noncash charges include expenses associated with stock options and a cash bonus which are subject to the achievement of certain performance targets described in "Note E -- Special Charges." The stock options have become exercisable as a result of the determination by the Company, which was confirmed by an appraisal performed by an investment banking firm, that certain performance targets in the employment agreement have been met. Because these options are currently exercisable, no future charges will be required to account for these options. Expense for Mr. Sardas' cash bonus, which is payable in January 1996, is being accrued over the period of the employment agreement and may vary with changes in the market value of the Company's Common Stock. Other variations between the current period net loss compared to the prior period are discussed below.

        Operating income of ongoing operations before special charges improved by $1.8 million, from $1.5 million to $3.3 million principally as a result of the increased sales discussed previously. Operating margins were negatively impacted by $.5 million during the period due to significant price increases in scrap steel which is the principal raw material used at Wagner. Commitments with most of Wagner's major customers allow Wagner to pass on the majority of increases or decreases in the cost of scrap steel on to those customers, however, these adjustments are generally passed along three to six months subsequent to the time the change occurs.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 28, 1994 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1993 - CONTINUED

        Interest expense decreased by $.4 million due to (a) reductions in debt caused by the Company's asset sale program, (b) reductions in debt in connection with the Company's new Credit Facility which provides the Company with a revolving line of credit, as the Company's previous credit facility did not include a revolving line of credit and cash balances could not be applied against debt, and (c) reductions in debt due to cash flow from increased profitability before special charges.

        The Company favorably settled two lawsuits and resolved a preconfirmation liability resulting in income of $.8 million in the third quarter.

        As approximately half of the Company's sales are dependent on the automotive markets in the United States and Europe, related profits will be dependent on sales of vehicles in these markets for the remainder of the fiscal year. The Company has experienced strong sales from this market during the fiscal year and expects this to continue through the fiscal fourth quarter.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - NINE MONTHS ENDED FEBRUARY 28, 1994 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1993

        SALES.   The Company's net sales from ongoing operations for the
current nine month period increased by 10% to $175.8 million from $159.6 million in the prior year period. Automotive related sales through Wagner and IPC increased by $14.3 million (15%) over the prior year's period as a result of $6.3 million in net new business and $8.0 million in increased volumes of existing products. Sales through IMT increased by $1.4 million over the prior year's period as a result of increases in its order backlog due to improvements in several of IMT's construction-related markets.

        Sales of businesses held for sale decreased to $.3 million from $49.6 million recorded in the prior year period due to the sale of 15 of the Company's businesses since the beginning of fiscal 1993. In July 1993, the Company sold RD&D Corporation, the last of its wholly-owned subsidiaries being held for sale.

        NET INCOME.   Income before extraordinary gain for the current nine
month period was $1.7 million compared to $1.3 million in the prior year period. Principal variations between the current period net income compared to the prior period are discussed below.

        Operating income of ongoing operations before special charges increased by $1.6 million, principally as a result of the increase in sales described above. Operating margins were negatively impacted by $1.2 million during the period due to significant price increases in scrap steel at Wagner which were previously discussed in the results of operations for the three months ended February 28, 1994.

        Operating income of businesses held for sale before special charges decreased by $1.2 million reflecting the impact of their sale over the past year.

        Special charges increased by $4.2 million as a result of expenses recognized in connection with the January 1992 employment agreement with the Company's Chairman, President, and Chief Executive Officer described previously in the results for the three months ended February 28, 1994. Special charges of $1.7 million for the nine month period ended February 28, 1993 related to consulting and other expenses incurred under the Company's restructuring program.

        The Company's interest expense decreased by $1.6 million due principally to reductions in debt over the past fiscal year. The Company settled two lawsuits and resolved a preconfirmation liability resulting in income of $.8 million. Other income of $.5 million in the current period principally relates to the receipt of miscellaneous contingent proceeds and escrows relating to the sale of assets.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

     As previously discussed, effective September 1, 1992, the Company emerged from reorganization under Chapter 11 of the United States Bankruptcy Code.

     In May 1993, the Company completed the refinancing of its then existing bank debt with a three year asset-based $48,000,000 credit facility with a new lender group. The Credit Facility provides the Company with a $33.8 million revolving credit facility, an $11.2 million term loan and a $3.0 million capital expenditure facility. As of February 28, 1994, the Company had borrowed $18.3 million under its revolving credit facility and had $11.6 million of additional borrowing capacity based on the asset-based advance rate formulas contained in the Credit Facility agreement. The Company had not borrowed under the capital expenditure facility as of February 28, 1994. This facility provides the Company funds for 75% of the cost of eligible capital expenditures.

     For the first nine months of fiscal 1994, operating activities provided cash of $5.9 million compared to a usage of $.5 million in the prior year period. The increase in cash provided in fiscal 1994 was due to higher income before special charges.

     Capital expenditures for ongoing operations were $4.8 million in fiscal 1994 compared with $2.2 million in the prior year period. The increase in capital expenditures was mainly due to the Company's improved liquidity and its ability, under its new Credit Facility, to invest more money in its businesses. Capital expenditures had been low for the past several years due to constraints under the Company's credit agreement with its previous bank group and the Company's efforts to increase its liquidity.

        During the first nine months of fiscal 1994, the Company received $2.2 million from the collection of notes receivable related to subsidiaries which were sold in fiscal 1993. These funds were used by the Company to reduce bank debt under its Credit Facility.

     The Company believes that funds available under the Credit Facility, funds generated from operations and the utilization of the Company's net operating loss carryforward to reduce income tax liabilities will be sufficient to satisfy its anticipated operating needs and capital improvements for the next year.

PART II OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS
          -----------------
       As a general matter, confirmation of the Company's Plan by the Bankruptcy Court precludes plaintiffs in pre-bankruptcy litigation from continuing to prosecute their claims against the Company. To the extent any such plaintiffs have filed claims in the Company's bankruptcy proceeding, such claims will be determined in such bankruptcy proceeding. Under the terms of the Company's Plan, distributions on account of such claims will generally be made in the form of securities of the Company rather than in cash.

       Certain litigation was described in the Company's annual report on Form 10-K for the year ended May 31, 1993. As described therein, litigation was brought in 1991 and 1992 by Ross D. Lake and others and by John Escott, Sr. and John Escott, Jr. asserting various securities fraud, common law fraud and related causes of action against the Company and/or certain of its former officers and directors. Although those actions were initiated in Illinois and Texas, they were transferred to the United States District Court for the Northern District of Ohio. Pursuant to orders entered on February 9, 1994 such actions were settled and dismissed as to the Company and all other defendants. The Company's direct and indirect contributions to the settlement payments aggregated approximately $1.4 million, which amounts are within the amounts previously set aside in trust by the Company or reserved for such claims as discussed in "Note F -- Settlement of Preconfirmation Liabilities."


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
       The Company did not file any reports on Form 8-K during the three months ended February 28, 1994.



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

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SUDBURY, INC.
                                  (Registrant)



                                  By: /s/Jacques R. Sardas
                                      -----------------------------------
                                      Jacques R. Sardas
                                      Chairman of the Board
                                      and Chief Executive Officer



                                  By: /s/Mark E. Brody
                                      -----------------------------------
                                      Mark E. Brody
                                      Vice President of Finance and Controller
                                      (Chief Accounting Officer)


Date:  April 12, 1994