Form 10-K
period 1994-05-31
SUDBURY INC
filed 1994-08-25
CIK 811801

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                       _________________________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                       Commission File
May 31, 1994                                                        No. 1-10023
                                SUDBURY, INC.
A Delaware Corporation                              IRS Employer Identification
                                                                 No. 34-1546292

                     30100 CHAGRIN BOULEVARD - SUITE 203
                            CLEVELAND, OHIO 44124
                           TELEPHONE (216) 464-7026

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class
       None

Securities registered pursuant to Section 12(g) of the Act:
       Title of each class
       Common Stock, par value $.01
       $10,000,000 8 3/5% Senior Subordinated Pay-In-Kind Notes due 1997

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES   X           NO
                             -----            -----
       As of August 9, 1994, 9,953,738 shares were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant at August 9, 1994 was $64,759,910.

DOCUMENTS INCORPORATED BY REFERENCE
- - -----------------------------------
       Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1994 are deemed incorporated by reference in Parts II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 13, 1994 are deemed to be incorporated by reference in Part III of this Form 10-K.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------
GENERAL INFORMATION
- - -------------------
        Sudbury, Inc. (the "Company") operates through its subsidiaries, which are engaged in the manufacture and sale of a broad range of industrial products, including metal products, coating applications, cranes and truck bodies, lubricant and chemical storage and processing and precision machined components.

        The Company was formed in 1987 in the corporate reorganization of Sudbury Holdings, Inc. and its then 80% owned subsidiary, Western Capital Corporation ("Western"), to be the common parent of those companies (the "1987 Reorganization"). Sudbury Holdings, Inc. was created in August 1983 as a result of a corporate reorganization in bankruptcy of American Beef Packers, Inc., a publicly held company and its then wholly-owned subsidiary, Western.

        Through fiscal 1988, the Company pursued a strategy, on its own and through Western, of acquiring privately held companies. From 1983 through January 1988, Sudbury Holdings (or a subsidiary) purchased 30 companies at an aggregate cost of approximately $193 million. The acquisitions were financed through a combination of secured bank borrowings, subordinated borrowings, seller financing in the form of subordinated seller notes and the issuance of common stock and preferred stock.

        In late 1990, as a result of the Company's highly leveraged condition arising from the aforementioned acquisitions and recessionary economic conditions which began to effect the Company's performance, the Company was unable to meet its debt repayment obligations. To remedy its poor financial condition, on January 10, 1992 the Company filed a petition (relating to the Company only and not to its operating subsidiaries) under Chapter 11 of the United States Bankruptcy Code.

        The Company was able to exit bankruptcy in less than eight months as its amended Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court by Order dated August 18, 1992 and became effective on September 1, 1992 (the "Effective Date"). Distributions under the Plan commenced on October 15, 1992.

        The Plan implemented a restructuring of the Company by providing for a new amortization schedule for the repayment of the indebtedness owed to its secured lender banks and a significant reduction of the Company's indebtedness to subordinated debtholders and certain other unsecured creditors through the conversion of debt into equity of the restructured Company.

        In order to repay the indebtedness owed to the secured lender banks as provided by the Plan, the Company implemented a business plan with an asset disposition program involving the sale of a substantial number of its subsidiaries which sales generated aggregate net cash proceeds of approximately $37.6 million during fiscal years 1993 and 1994.

        In May 1993, the Company successfully completed the refinancing of its existing bank debt by obtaining a three-year asset based $48,000,000 Credit Facility ("Credit Facility") with a new secured lender group. This new Credit Facility allowed the Company to retain six core businesses and cease the previous asset sale process except for the Company's 35% investment in General Products Delaware Corporation which is included in net assets of businesses held for sale.

PRODUCTS, MARKETS AND SALES
- - ---------------------------
        The Company has one business segment--the manufacture of industrial products. Ongoing operations in this segment include six businesses which are described below.

        The Company's largest group of products consists of products and services sold to the automotive industry which are principally produced by the Company's Wagner Castings Company ("Wagner") and Industrial Powder Coatings, Inc. ("IPC") subsidiaries. Sales to the automotive industry represented 59%, 56% and 49% of the Company's total sales from ongoing operations for the fiscal years ended 1994, 1993 and 1992, respectively.

        Wagner is the Company's largest automotive supplier and produces ductile and malleable iron castings. Wagner sells its products both domestically and in Europe, and is known as a producer of engineered critical safety castings in the automotive industry. Wagner's product line includes items such as steering knuckles, suspension parts and transmission components. Wagner's castings range in size from small pieces weighing less than one pound to castings weighing up to 40 pounds.

        Ductile iron castings represent approximately 80% of Wagner's product line, with the balance being malleable iron castings. Ductile iron has similar properties to that of malleable iron, however, ductile is less costly as all malleable iron requires the additional process of heat treatment. As a result of this cost differential, malleable iron is not viewed as an area of growth opportunity in the future, but continues to be preferred by some customers on certain products due to its machinability.

        IPC serves the automotive industry through the application of coatings to metal parts, components and finished products. With nine powder coating lines, the Company believes that IPC is one of the largest independent powder coating job shops in the United States. IPC also has the capability of cathodic electro-coating of parts with two lines dedicated to that process. Powder coatings are utilized to enhance appearance and improve corrosion protection to parts. As powder coating utilizes a dry paint process, it has advantages over liquid painting processes which have certain environmental issues surrounding the use of solvents and the generation of air emissions.
IPC has recently undertaken to expand its powder coating technology and customer base through the construction of a new leased facility which will be equipped with approximately $4 million in equipment to powder coat steel blanks under a seven year contract (subject to certain conditions) with a home appliance manufacturer. This blank coating line will be one of the first of its kind in the United States and will be dedicated to coating flat appliance blanks before, rather than after, the forming process and will be capable of running at much higher line speeds than a typical monorail powder coating line. This line is expected to be in production by early fiscal 1996.

        The Company's Iowa Mold Tooling Co., Inc. ("IMT") subsidiary designs and manufactures hydraulic articulating and telescoping truck-mounted cranes, tire handling equipment, air compressors, and service bodies including lubrication, field service, utility and tire service bodies. IMT services, both domestically and internationally, the following industries: construction, utilities, tire service, railroad, forestry and municipalities.

        The Company's remaining products come from its three smallest businesses: Frisby P.M.C. Incorporated ("Frisby"), South Coast Terminals, Inc. ("South Coast") and Cast-Matic Corporation ("Cast-Matic"). Frisby is a high-volume precision machining operation which principally produces small diameter shafts, spindles and spindle assemblies for the electric motor, electric hand tool and automotive fuel injection markets. South Coast provides value-added product related services (bulk liquid storage, chemical and lubricant toll processing, packaging, warehousing and distribution) to the oil and chemical industries. South Coast's products and services are sold to selected niche markets where major oil companies are not the dominant competitors. Cast-Matic manufactures aluminum and zinc die castings which are utilized in a variety of different industries including gas regulation, appliance, hardware and automotive.

CYCLICALITY AND SEASONALITY
- - ---------------------------
        As a result of the Company's heavy dependence on the automotive industry, there is cyclicality and seasonality in the Company's sales and profits. The cyclicality of this industry affects the Company's sales and profits during periods of slow economic growth or recession. The seasonality results in the Company typically having higher sales and operating profits in its second and fourth fiscal quarters.

RAW MATERIALS
- - -------------
        Raw materials are purchased from a number of different sources and the loss of any particular supplier would not have a material effect on any of the Company's businesses. Scrap steel is the principal raw material utilized at Wagner in the production of ductile and malleable iron castings and is subject to price fluctuations. Commitments with most of Wagner's major customers allow Wagner to pass on the majority of increases or decreases in the cost of scrap steel to these customers, however, these adjustments are generally passed along three to six months subsequent to the time the change occurs.

WORKING CAPITAL
- - ---------------
        As a result of the seasonality of certain of the Company's businesses serving the automotive market, fluctuations in working capital can be significant. Terms for sales to automotive customers are typically 30-45 days. In addition, IMT maintains large inventories due to the variety of its products and customer demands regarding lead times.

MARKETING AND COMPETITION
- - -------------------------
        The Company's sales to the automotive industry, which are principally through Wagner and IPC, are primarily made through their respective in-house sales forces. In addition, Wagner's sales are often the result of its sales engineers who are capable of providing design and engineering work in the early stages of production. Companies competing in the automotive industry compete on the basis of pricing, quality, engineering and design capabilities and delivery. Due to the competitiveness of this market, it is very difficult for Wagner and IPC to improve margins through increases in the selling prices of their products.

        Wagner competes with many other foundries in the castings market and also competes with other metal castings and steel forgings. As a result of an industry consolidation which has occurred over the past several years, there has been a reduction in the number of smaller foundries and an increase in the market share held by larger foundries. Some of the foundries that compete with Wagner are larger and have greater financial resources than the Company.

        The competition for IPC is very fragmented with IPC being one of the larger companies in its industry. IPC competes with many smaller facilities which are located close to the ultimate customer. Due to high transportation costs relative to the cost of the powder coating, location of a coating facility close to a customer has become increasingly important. As discussed previously, IPC recently reached an agreement with a major appliance manufacturer to powder coat steel blanks. IPC's new production facility will be located in proximity to that particular customer. The Company anticipates future growth at IPC that will entail substantial capital expenditures to equip additional facilities located near strategic customers. The Company intends to fund these capital investments through cash generated from operations and funds available under its Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        IMT's products are marketed through its (i) in-house sales force, (ii) an organization of sales representatives and (iii) a worldwide distributor network. IMT competes against numerous competitors, both domestically and internationally, for its different products. The Company believes that IMT is one of the leading producers of articulating cranes in North America, however, it is a much smaller manufacturer in the market of truck service bodies. IMT competes in its markets on the basis of product capabilities, quality and price.

        Both Frisby and Cast-Matic market their own products to a variety of customers through a combination of in-house sales forces and outside sales representatives. Competition in both their markets is based on a company's engineering and design capabilities, quality and price. In addition, competition in these markets is highly fragmented. Due to the precise nature of the products that Frisby sells, as well as the competitive pressures from newer technologies, during the next several years Frisby will be required to make capital expenditures to remain competitive. The Company intends to fund these expected capital investments from cash generated from operations and funds available under its Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     South Coast principally markets its products and services through its in-house sales force. South Coast serves a variety of niche markets and frequently competes against its large petro-chemical customers on in-house vs. outsource purchase decisions. Companies compete in South Coast's market based on quality, price, service and facilities.

SALES TO CERTAIN CUSTOMERS
- - --------------------------
        For the fiscal years ended 1994, 1993 and 1992, sales to Ford Motor Company were approximately $34.6 million, $26.0 million and $24.0 million, respectively; and sales to Chrysler Corporation were approximately $31.5 million, $24.0 million and $22.7 million, respectively. No other customers accounted for more than 6% of sales from ongoing operations for any such period.

BACKLOG
- - -------
     As of May 31, 1994, the Company had an order backlog of $52.9 million, compared to $38.1 million at the end of fiscal 1993. The increase in backlog occurred primarily at Wagner and IMT due principally to economic improvements in their respective industries. Of such backlog, orders of approximately $39.8 million associated with the automotive and truck industries are subject to cancellation without compensation, as is customary in the industry.

ENVIRONMENTAL MATTERS
- - ---------------------
     The Company's manufacturing facilities and production processes, like those of industrial manufacturers generally, are subject to numerous laws and regulations designed to protect the environment. Environmental requirements have become more stringent, not only with respect to emissions and wastes from ongoing operations, but also with respect to historic conditions and discontinued operations. Several of the Company's subsidiaries' current and historic business activities may give rise to cleanup requirements in the future, both with respect to on-site and off-site activities or conditions. See "Item 3 - Legal Proceedings" for a discussion of off-site environmental proceedings involving the Company's operating units. The ultimate costs of environmental compliance cannot be predicted with precision due to many uncertainties, such as whether cleanup action will be required and, if required, what cleanup measures, techniques or standards will be imposed.

EMPLOYEES
- - ---------
     As of May 31, 1994, the Company employed 2,492 employees, of whom 1,350 were represented by unions.


ITEM 2.  PROPERTIES
         ----------
     The Company's corporate offices are located in a leased facility in Cleveland, Ohio. The Company's operating units use a total of 15 facilities containing a total of approximately 1.50 million square feet of owned space and approximately .49 million square feet of leased space. The facilities generally include manufacturing and office space and are located in Illinois, Iowa, Kansas, Kentucky, Michigan, Ohio, Texas and Ontario, Canada. All owned properties are encumbered by mortgages.

     The Company believes that all of its facilities are reasonably maintained and are generally adequate for their present purposes. Facilities are believed to be sufficient to accommodate reasonable increases in business.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------
GENERAL
- - -------
        As a result of the Company's Chapter 11 bankruptcy filing and subsequent Plan confirmation and discharge, much of the litigation described below has been significantly affected.

        Other than ordinary routine litigation incident to its business and except as noted below, the Company is not a party to any legal proceedings material to its business or financial condition.

        As a general matter, confirmation of the Company's Plan by the Bankruptcy Court precludes plaintiffs in pre-bankruptcy litigation from continuing to prosecute their claims against the Company. To the extent any such plaintiffs filed claims in the Company's bankruptcy proceeding, such claims will be determined in such bankruptcy proceeding. Under the terms of the Company's Plan, distributions on account of such claims generally will be made in the form of securities of the Company rather than in cash.

BENNETT LITIGATION
- - ------------------
        On September 16, 1985, a derivative action was filed in the United States District Court for the Northern District of Ohio by John H. Bennett, a stockholder of the Company. The complaint named directors and executive officers of the Company at the time the suit was filed as defendants and alleged that the Company was damaged in the amount of $20 million as a result of the private placement of the Company's Common Stock and sought punitive damages of $20 million from the defendants. On August 13, 1986, the plaintiff filed a motion for leave to file an amended complaint. The second amended complaint contained all of the allegations of the original complaint and also asked the Court to enjoin (a) the defendant directors and officers from exercising their options to obtain additional stock of Western and (b) defendant Western from issuing or transferring shares of its Common Stock which would "dilute the equity stock in Western held by the Company." In addition, the second amended complaint sought rescission of the purchases of the Company's Common Stock by the defendants in the private placement referred to above. On April 9, 1987, the plaintiff filed a motion seeking leave to file a third amended complaint naming certain stockholders as additional defendants and realleging the allegations of the second amended complaint and also asking the Court to enjoin the individual defendants from transferring shares of the Company's Common Stock purchased in the private placement referred to above. The Court has not ruled on this motion.

        On April 24, 1987, the same stockholder who filed the foregoing action filed another lawsuit in the United States District Court for the Northern District of Ohio, which was purportedly a class action on behalf of holders of record of the Company's capital stock on the record date for the Company's Special Meeting of Stockholders at which the 1987 Reorganization was approved. The complaint named the directors and executive officers of the Company at the time the complaint was filed, the Company, Western and certain other persons as defendants. The suit sought to enjoin the consummation of the 1987 Reorganization, or, in the alternative, an award of damages if the 1987 Reorganization was consummated. The plaintiff's Motion for Preliminary Injunction, which sought to enjoin the 1987 Reorganization, was denied by the Court on May 22, 1987.

        Plaintiff took no further action with respect to either lawsuit until March 1991, at which time he filed a motion to certify the 1987 case as a class action. On October 7, 1991, the Court denied the class certification motion, and no additional activity took place regarding this action prior to the filing of the Company's bankruptcy case, which filing automatically stayed the proceeding in connection with these lawsuits. On July 15, 1992, plaintiff filed a petition which sought authority from the Bankruptcy Court to pursue the derivative suit on behalf of and for the benefit of the Company. On July 29,
1992, the Bankruptcy Court denied plaintiff's petition.   The Company's Plan
contains provisions reserving to the Company the sole right to assert or waive any cause of action possessed by the Company. In connection with confirmation of the Plan, the Bankruptcy Court approved the Company's request for permission to intervene and dismiss the pending derivative action described above. The Company moved to dismiss this derivative action with prejudice and, by order entered December 2, 1992, such motion was granted by the District Court. The plaintiff has appealed this dismissal to the United States Court of Appeals for the Sixth Circuit. On August 11, 1994, oral arguments were heard in this case. No decision has yet been rendered by the Court.

ENVIRONMENTAL MATTERS
- - ---------------------
        Several of the Company's operating units have been identified as potentially responsible parties ("PRPs") in legal proceedings or otherwise notified that they may be liable for the cleanup of hazardous substances under federal "Superfund" and other environmental protection legislation. The Company intends to utilize all available legal defenses and remedies, including insurance owned by the Company or its predecessors in interest, with respect to these sites and any other site in which it may be involved in legal proceedings, to minimize the Company's financial exposure to environmental liability.

        TransPlastics, Inc., a non-operating subsidiary of the Company is among 53 identified PRPs at the Millcreek Dump Superfund Site in Millcreek Township, Pennsylvania. In October 1989, the United States filed a Complaint, UNITED STATES V RALPH RIEHL, JR., ET AL, in the United States District Court for the Western District of Pennsylvania seeking approximately $3.3 million of costs allegedly incurred by the United States Environmental Protection Agency ("EPA") at the aforementioned site. In April 1992, the United States EPA issued a unilateral administrative order pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The CERCLA Section 106 Order requires completion of specified remedial action for the Millcreek Dump Site estimated by the United States EPA to cost $12 million. During fiscal 1994, the United States EPA agreed in principle to accept $500,000 in settlement of its pending claims at this site, which was within the amount previously accrued by the Company.

        Additionally, on April 19, 1993, the Minnesota Pollution Control Agency
(MPCA) issued Metalcote Grease and Oil Company, a division of Western Capital Corporation, a non-operating subsidiary of the Company, an order to investigate and take other corrective action at property Metalcote owned in St. Paul, Minnesota. Although Western Capital is currently contesting its responsibility for environmental conditions that allegedly exist at the property, Western Capital is cooperating with the MPCA and has retained legal counsel and environmental consultants to respond to the MPCA's order. Although additional investigation is necessary and ongoing, Western currently estimates that the cost to respond to the order will be $300,000.

        To date, Management believes no other pending or anticipated environmental proceeding is material to the Company taken as a whole (or where material, adequate reserves have been established - see Note F -- Contingencies and Commitments of the financial statements) and all claims in the aggregate (after applicable reserves) are immaterial to the Company taken as a whole. Although the Company continues to assess the potential liability of its operating units for pending and anticipated legal proceedings, the ultimate liability for such environmental matters cannot be predicted with certainty.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
     None


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------
     The following sets forth the name, age and recent business experience of each person who is an executive officer of the Company. All executive officers are elected by and serve at the pleasure of the Board of Directors.


                               Principal occupation or
                               employment for the past
Name                           five years                               Age
- - ----                           -----------------------                  ---

Jacques R. Sardas              Director, President and Chief            63
                               Executive Officer since
                               January 13, 1992; Chairman of
                               the Board of Directors and
                               Treasurer since January 1993;
                               Director and Executive Vice
                               President of Goodyear Tire and
                               Rubber Co., which develops and
                               sells tires domestically and
                               abroad (1980-1991); President
                               of Goodyear International
                               (September 1984-August 1988);
                               President and Chief Operation
                               Officer-Tires (August 1988-
                               April 1991).

Mark E. Brody                  Vice President of Finance since          32
                               October 1992; Controller since
                               September 1991; Assistant
                               Controller (April 1989-
                               September 1991); Director of
                               Taxes (December 1987-April 1989).

                                    PART II
                                    -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              -------------------------------------------------------------
              MATTERS
              -------
       The Company's common shares are listed on the NASDAQ National Market System. The information required by this item appears under the caption "Market For Registrant's Common Equity and Related Stockholder Matters" on page 24 of the 1994 Annual Report and is incorporated herein by reference thereto.


ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------
       The information required by this item appears under the caption "Selected Financial Data" on the inside cover page of the 1994 Annual Report and is incorporated herein by reference thereto.


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------
       The information required by this item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 24 of the 1994 Annual Report and is incorporated herein by reference thereto.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------
       The information required by this item appears on pages 9 through 21 of the 1994 Annual Report and is incorporated herein by reference thereto.


ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              ----------------------------------------------------
       Not Applicable

                                    PART III
                                    --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
              -----------------------------------------------
        The information required by this item appears under the caption "Election of Directors" on pages 4 through 5 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1994 and is incorporated herein by reference thereto.

        Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------
        The information required by this item appears under the caption "Director Compensation" located on page 6 and information pertaining to compensation of officers located on pages 6 through 14 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1994 and is incorporated herein by reference thereto.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------
        The information required by this item appears under the caption "Beneficial Ownership of Securities" on page 3 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1994 and is incorporated herein by reference thereto.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------
        The information required by this item appears under the caption "Certain Relationships and Related Transactions" on page 14 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1994 and is incorporated herein by reference thereto.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
      (a)(1), (a)(2) and (d)  Financial Statements and Financial Schedules.
                              --------------------------------------------
              The financial statements and financial statement schedules listed in accompanying index to financial statements and financial schedules are filed as part of this Annual Report on Form 10-K.

      (a)(3) and (c)  Exhibits.
                      --------
              The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

              None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 25, 1994 on its behalf by the undersigned, thereunto duly authorized.

                                              SUDBURY, INC.

                                        By:/S/Mark E. Brody
                                           -------------------------------
                                           Mark E. Brody
                                           Vice President of Finance and
                                            Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, this report has been signed on behalf of the Registrant by the following persons, in their indicated capacities, on August 25, 1994.


/S/Jacques R. Sardas
- - ------------------------------
Jacques R. Sardas                    Director, Chairman, President and Chief
                                     Executive Officer (Principal Executive
                                     Officer)

/S/Mark E. Brody
- - ------------------------------
Mark E. Brody                        Vice President of Finance and Controller
                                     (Principal Financial and Accounting
                                     Officer)

/S/Cloyd J. Abruzzo
- - ------------------------------
Cloyd J. Abruzzo                     Director


/S/Jerry A. Cooper
- - ------------------------------
Jerry A. Cooper                      Director


/S/Preston Heller, Jr.
- - ------------------------------
Preston Heller, Jr.                  Director


/S/James A. Karman
- - ------------------------------
James A. Karman                      Director


/S/David A. Preiser
- - ------------------------------
David A. Preiser                     Director


/S/Thomas F. Slater
- - ------------------------------
Thomas F. Slater                     Director

                                SUDBURY, INC.


                          ANNUAL REPORT ON FORM 10-K


                    ITEMS 14 (A) (1), (2) (D) AND (3) (C)


                        INDEX TO FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES


                        FINANCIAL STATEMENT SCHEDULES


                              INDEX TO EXHIBITS


                               CERTAIN EXHIBITS


                        FISCAL YEAR ENDED MAY 31, 1994

                                                           SUDBURY, INC.

                                                   INDEX TO FINANCIAL STATEMENTS
                                                 AND FINANCIAL STATEMENT SCHEDULES

                                                    (ITEM 14(A)(1) AND (2)(D))
                                                                  PAGE REFERENCE
                                                               -------------------------
                                                               FORM 10-K   ANNUAL REPORT
                                                               ---------   -------------
Data incorporated by reference from the
 1994 Annual Report:
   Consolidated Statements of Operations -
    Fiscal Year Ended May 31, 1994, Nine Months
    Ended May 31, 1993, the Three Months Ended
    August 31, 1992, and the Fiscal Year Ended
    May 31, 1992                                                                 9
   Consolidated Balance Sheets - May 31, 1994
    and May 31, 1993                                                            10
   Consolidated Statements of Stockholders'
    Equity (Deficit)  - Fiscal Year Ended
    May 31, 1994, Nine Months Ended May 31, 1993,
    the Three Months Ended August 31, 1992, and
    the Fiscal Year Ended May 31, 1992                                          11
   Consolidated Statements of Cash Flows -
    Fiscal Year Ended May 31, 1994, Nine Months
    Ended May 31, 1993, the Three Months Ended
    August 31, 1992, and the Fiscal Year Ended
    May 31, 1992                                                                12
   Notes to Consolidated Financial Statements                                13-21
   Report of Independent Auditors                                               21

Consolidated Financial Statement Schedules:

   Schedule II   -    Amounts Receivable from Related
                            Parties and Underwriters,
                            Promoters, and Employees other
                            than Related Parties                     16
   Schedule III  -    Condensed Financial Information
                            of Registrant                         17-19
   Schedule V    -    Property, Plant and Equipment                  20
   Schedule VI   -    Accumulated Depreciation, Depletion
                            and Amortization of Property, Plant
                            and Equipment                            21
   Schedule VIII -    Valuation and Qualifying Accounts              22
   Schedule X    -    Supplementary Income Statement
                            Information                              23
   Report of Independendent Auditors                                 24

All other schedules for the Company have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

The consolidated financial statements of the Company listed in the preceding index, which are included in the 1994 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1994 Annual Report is not to be deemed filed as part of this report.

    SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                  SUDBURY, INC. AND SUBSIDIARIES

- - ----------------------------------------------------------------------------------------------------------------------------
    COL. A                       COL. B         COL. C                 COL. D                            COL. E
- - ----------------------------------------------------------------------------------------------------------------------------
                                                                     DEDUCTIONS                BALANCE AT END OF PERIOD
                                  BALANCE                   ----------------------------       ------------------------
                               AT BEGINNING                 (1) AMOUNTS      (2) AMOUNTS           (1)          (2)
NAME OF DEBTOR                  OF PERIOD     ADDITIONS      COLLECTED       WRITTEN OFF        CURRENT     NOT CURRENT
- - ----------------------------------------------------------------------------------------------------------------------------
                             (Dollars in thousands)
Fiscal year ended May 31, 1994:      $ -0-                                                        $ -0-        $ -0-

Fiscal year ended May 31, 1993:      $ -0-                                                        $ -0-        $ -0-

Fiscal year ended May 31, 1992:
  Notes Receivable:
    Herman Dlott    (A)              $ 285                                       $(285) (B)       $ -0-        $ -0-




(A)  Note receivable bearing interest at 7.10% and due July 15, 1989.

(B)  Amount written-off in connection with the sale of assets at the related subsidiary.


                                    SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                           SUDBURY, INC.

                                                      CONDENSED BALANCE SHEET
                                                      (DOLLARS IN THOUSANDS)

                                                                          May 31,                 May 31,
                                                                           1994                    1993
                                                                         --------                --------
ASSETS
- - ------

CURRENT ASSETS
    Cash                                                                 $    180                $  1,597
    Prepaid expenses                                                           64                   1,406
                                                                         --------                --------
                 TOTAL CURRENT ASSETS                                         244                   3,003

PROPERTY, PLANT AND EQUIPMENT, NET                                             52                     162

OTHER ASSETS
    Investment in subsidiaries                                             42,571                  30,057
    Other assets                                                            6,170                   2,664
                                                                         --------                --------

                 TOTAL OTHER ASSETS                                        48,741                  32,721
                                                                         --------                --------

                                                                         $ 49,037                $ 35,886
                                                                         ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES
    Trade accounts payable                                               $    268                $    643
    Other current liabilities                                               6,675                   6,919
                                                                         --------                --------

                 TOTAL CURRENT LIABILITIES                                  6,943                   7,562

LONG-TERM DEBT                                                              9,038                   8,683

OTHER LONG-TERM LIABILITIES                                                 3,646                   2,833

STOCKHOLDERS' EQUITY
    Common Stock - par value $0.01 per
     share; authorized 20,000,000 shares;
     10,233,932 shares (10,000,000 shares
     at May 31, 1993) issuable and deemed
     outstanding                                                              102                     100
    Other stockholders' equity                                             29,308                  16,708
                                                                         --------                --------

                 TOTAL STOCKHOLDERS' EQUITY                                29,410                  16,808
                                                                         --------                --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 49,037                $ 35,886
                                                                         ========                ========

                                    SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                           SUDBURY, INC.
                                           CONDENSED STATEMENTS OF INCOME AND CASH FLOW
                                                      (DOLLARS IN THOUSANDS)
                                                                                              Nine Months
                                                                         Year Ended              Ended
                                                                        May 31, 1994          May 31, 1993
                                                                        ------------          ------------
Management fees from wholly-owned subsidiaries                            $  2,367              $  4,667
Interest income on advances to wholly-owned
 subsidiaries                                                                  404
                                                                          --------              --------

Total revenues                                                               2,771                 4,667

Costs and expenses:
    Administrative expenses                                                  2,099                 2,193
    Special charges                                                          5,956                   586
    Interest expense - net                                                   1,347                 2,748
                                                                          --------              --------

         Loss before income taxes and equity in
          earnings of subsidiaries                                          (6,631)                 (860)

Settlement of preconfirmation liabilities                                      846
State income tax benefit (expense)                                             249                  (290)
Equity in net income of subsidiaries                                        12,366                 3,958
                                                                          --------              --------

                                    NET INCOME                            $  6,830              $  2,808
                                                                          ========              ========

NET CASH USED BY OPERATING ACTIVITIES                                     $ (1,075)             $ (3,712)

INVESTING ACTIVITIES:
    Proceeds from sale of businesses                                           666                23,889
    Proceeds from collection of notes receivable                             2,362
    Other                                                                       96
                                                                          --------              --------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                               3,124                23,889

FINANCING ACTIVITIES:
    Reductions of debt                                                        (183)              (41,909)
    Dividends received from subsidiaries                                                          28,920
    Capital contributions to subsidiaries                                   (1,136)              (14,799)
    Advances to subsidiaries - net                                          (2,829)
    Common Stock issued                                                        682
    Other                                                                                            545
                                                                          --------              --------

         NET CASH USED IN FINANCING ACTIVITIES                              (3,466)              (27,243)
                                                                          --------              --------

    DECREASE IN CASH                                                        (1,417)               (7,066)

Cash at beginning of period                                                  1,597                 8,663
                                                                          --------              --------

    CASH AT END OF PERIOD                                                 $    180              $  1,597
                                                                          ========              ========

As a result of the changes in ownership and capital structure from the Plan, condensed financial information of the registrant is not relevant for the three months ended August 31, 1992 and for the fiscal year ended May 31, 1992.

            SCHEDULE III--CONDENSED FINANCIAL INFORMATION REGISTRANT

                                 SUDBURY, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -     BASIS OF PRESENTATION

             In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost, net of any amounts due to or from the subsidiaries, plus equity in undistributed net income of subsidiaries since date of acquisition. The Company's share of earnings of its unconsolidated subsidiaries is included in net income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE B -     CASH

             As of May 31, 1993, $711,000 of the cash balance consisted of funds restricted as to their use. This amount was used to reduce bank debt in fiscal year 1994.

NOTE C -     LONG TERM DEBT

             Long-term debt consisted of the following at May 31 (in thousands):

                                                                              1994             1993
                                                                             ------           ------
                          Subordinated Notes                                 $8,149           $7,738
                          PIK Notes                                             665              665
                          Other                                                 254              509
                                                                             ------           ------
                                                                              9,068            8,912
                          Less current maturities                                30              229
                                                                             ------           ------
                                                                             $9,038           $8,683
                                                                             ======           ======

             The future maturities of long-term debt outstanding at May 31, 1994 for the four fiscal years ending May 1999 and thereafter are as follows: $44,000 in 1996, $44,000 in 1997, $10,709,000 in
             1998, $44,000 in 1999 and $48,000 thereafter.

                                             SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                                  SUDBURY, INC. AND SUBSIDIARIES

- - ------------------------------------------------------------------------------------------------------------------------
    COL. A                            COL. B              COL. C            COL. D          COL. E             COL. F
- - ------------------------------------------------------------------------------------------------------------------------
                                    BALANCE AT                                           OTHER CHANGES         BALANCE
                                    BEGINNING           ADDITIONS                        ADD (DEDUCT)           AT END
CLASSIFICATION                      OF PERIOD            AT COST         RETIREMENTS      DESCRIBE *          OF PERIOD
- - ------------------------------------------------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

Fiscal year ended May 31, 1994:
    Land and land improvements      $  2,222            $    22          $     53         $                    $  2,191
    Buildings                         15,421              1,664                                  78              17,163
    Machinery and equipment           33,830              5,404               690               (10)             38,534
                                    --------            -------          --------         ---------            --------
                                    $ 51,473            $ 7,090          $    743         $      68           $  57,888
                                    ========            =======          ========         =========           =========

Nine months ended May 31, 1993:
    Land and land improvements      $  2,343            $     0          $    121         $       0            $  2,222
    Buildings                         15,032                568               179                 0              15,421
    Machinery and equipment           31,369              2,789               328                 0              33,830
                                    --------            -------          --------         ---------            --------
                                    $ 48,744            $ 3,357          $    628         $       0            $ 51,473
                                    ========            =======          ========         =========            ========

Three months ended August 31, 1992:
    Land and land improvements      $  2,802            $     1          $     21         $    (439)           $  2,343
    Buildings                         21,646                116                 0            (6,730)             15,032
    Machinery and equipment           58,959                664                14           (28,240)             31,369
                                    --------            -------          --------         ---------            --------
                                    $ 83,407            $   781          $     35         $ (35,409)           $ 48,744
                                    ========            =======          ========         =========            ========

Fiscal year ended May 31, 1992:
    Land and land improvements      $  3,782            $     5          $      0         $    (985)           $  2,802
    Buildings                         37,188                206                81           (15,667)             21,646
    Machinery and equipment          100,006              2,234               552           (42,729)             58,959
                                    --------            -------          --------         ---------            --------
                                    $140,976            $ 2,445          $    633         $ (59,381)           $ 83,407
                                    ========            =======          ========         =========            ========

Note--The annual provisions for depreciation have been computed principally in accordance with the following range of rates:
                Buildings                                3% to 10%
                Machinery and equipment                 10% to 33%
*  Principally represents businesses disposed of or reclassified as a business held for sale and the impact of adjustments under Fresh Start reporting.

                                 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                 OF PROPERTY, PLANT AND EQUIPMENT

                                                  SUDBURY, INC. AND SUBSIDIARIES
- - ---------------------------------------------------------------------------------------------------------------------------
    COL. A                          COL. B              COL. C            COL. D          COL. E             COL. F
- - ---------------------------------------------------------------------------------------------------------------------------
                                   BALANCE           ADDITIONS CHARGED                  OTHER CHANGES          BALANCE
                                 AT BEGINNING            TO COSTS                       ADD (DEDUCT)           AT END
  DESCRIPTION                     OF PERIOD            AND EXPENSES       RETIREMENTS     DESCRIBE *          OF PERIOD
- - ---------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)
Fiscal year ended May 31, 1994:
    Buildings                      $   656               $   979            $             $    (24)            $ 1,611
    Machinery and equipment          4,335                 6,011                500             (7)              9,839
                                   -------               -------            -------       --------             -------
                                   $ 4,991               $ 6,990            $   500       $    (31)            $11,450
                                   =======               =======            =======       ========             =======


Nine months ended May 31, 1993:
    Buildings                      $     0               $   794            $   138       $      0             $   656
    Machinery and equipment              0                 4,426                 91              0               4,335
                                   -------               -------            -------       --------             -------
                                   $     0               $ 5,220            $   229       $      0             $ 4,991
                                   =======               =======            =======       ========             =======

Three months ended August 31, 1992:
    Buildings                      $ 5,829               $   290            $     0       $ (6,119)            $     0
    Machinery and equipment         28,073                 1,417                 15        (29,475)                  0
                                   -------               -------            -------       --------             -------
                                   $33,902               $ 1,707            $    15       $(35,594)            $     0
                                   =======               =======            =======       ========             =======

Fiscal year ended May 31, 1992:
    Buildings                      $ 7,860               $ 1,106            $    16       $ (3,121)            $ 5,829
    Machinery and equipment         37,160                 5,767                441        (14,413)             28,073
                                   -------               -------            -------       --------             -------
                                   $45,020               $ 6,873            $   457       $(17,534)            $33,902
                                   =======               =======            =======       ========             =======


* Principally represents businesses disposed of or reclassified as a business held for sale and the impact of adjustments under Fresh Start reporting.

                                         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                  SUDBURY, INC. AND SUBSIDIARIES

- - -------------------------------------------------------------------------------------------------------------------------
    COL. A                          COL. B                        COL. C                   COL. D            COL. E
- - -------------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS

                                   BALANCE AT           CHARGED TO        CHARGED                            BALANCE AT
                                   BEGINNING            COSTS AND         TO OTHER                             END OF
DESCRIPTION                        OF PERIOD            EXPENSES          ACCOUNTS        DEDUCTIONS           PERIOD
- - -------------------------------------------------------------------------------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)
Fiscal year ended May 31, 1994:
  Deferred tax asset valuation
  allowance                         $9,208                   -            $    6 (1)                            $9,214

Nine months ended May 31, 1993:
  Deferred tax asset valuation
  allowance                         $5,688                   -            $3,520 (1)                            $9,208

Three months ended August 31, 1992:
  Deferred tax asset valuation
  allowance                                                               $5,688 (2)                            $5,688


(1)  Increases in valuation allowance resulted primarily from net operating and capital losses which could not be realized.

(2)  Valuation allowance was recorded in conjunction with the adoption by the Company of SFAS No. 109 under the Fresh Start accounting adjustment discussed in Footnote B to the financial statements.

                                      SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                  SUDBURY, INC. AND SUBSIDIARIES


- - -------------------------------------------------------------------------------------------------------
           COL. A                                            COL. B
- - -------------------------------------------------------------------------------------------------------
           ITEM                                  CHARGED TO COSTS AND EXPENSES
- - -------------------------------------------------------------------------------------------------------
                                                     (DOLLARS IN THOUSANDS)


                                 Fiscal          Nine Months       Three Months        Fiscal
                               Year Ended           Ended              Ended         Year Ended
                                 May 31,           May 31,           August 31,        May 31,
                                  1994              1993               1992             1992
                               ----------        -----------       ------------      ----------
Maintenance and repairs:

Ongoing operations             $ 7,199           $ 5,089           $ 1,696           $ 7,708
Businesses held for sale             -                51                17             2,184
                               -------           -------           -------           -------

          Total                $ 7,199           $ 5,140           $ 1,713           $ 9,895
                               =======           =======           =======           =======


Amounts for amortization of intangibles; taxes, other than payroll and income taxes; royalties and advertising costs are not presented as such amounts are less than one percent of total sales and revenues.

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Sudbury, Inc. as of May 31, 1994 and 1993, and for the year ended May 31, 1994, the nine months ended May 31, 1993, the three months ended August 31, 1992, and the year ended May 31, 1992, and have issued our report thereon dated July 18, 1994 [incorporated by reference elsewhere in this Annual Report (Form 10-K)]. Our audits also included the related consolidated financial statement schedules of Sudbury, Inc. listed in item 14(a) of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                ERNST & YOUNG LLP



Cleveland, Ohio
July 18, 1994

                                 SUDBURY, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX
                                 -------------

Item 14(a)(3) EXHIBITS: Exhibits identified in parenthesis below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

EXHIBIT NO.
- - -----------
(2) Third Amended Plan of Reorganization as confirmed by the United States Bankruptcy Court, Northern District of Ohio. (Exhibit (2) to Form 10-K for the fiscal year ended May 31, 1992.)

(3)(a)      By-Laws of Sudbury, Inc., as amended November 19, 1992.  (Exhibit
            (3)(a) to Form 10-K for the fiscal year ended May 31, 1993.)

(3)(b) Second Restated Certificate of Incorporation of Sudbury, Inc. (Exhibit (3)(b) to Form 10-K for the fiscal year ended May 31, 1993.)

(4)(a) Indenture, dated as of April 15, 1986, from Sudbury to FirsTier Bank, National Association, Omaha, Nebraska, as Trustee, for Sudbury's 7-1/2% Convertible Subordinated Debentures due 2011. (Exhibit (4)(a) to Amendment No. 1 to Registration Statement No. 33-4699 filed April 10, 1986.)

(4)(b) Supplemental Indenture, dated as of May 27, 1987, from Sudbury to FirsTier Bank, National Association, as Trustee. (Exhibit (4)(b) to Form 10-K for the fiscal year ended May 30, 1987.)

(4)(c) Loan and Security Agreement dated as of May 28, 1993 among the financial institutions named therein and BA Business Credit, Inc., as Agent, and Sudbury, as the Parent, and Cast-Matic Corporation, Frisby Mfg. Co., Industrial Powder Coatings, Inc., Iowa Mold Tooling Co., Inc., South Coast Terminals, Inc. and Wagner Castings Company. (Exhibit (4)(c) to Form 10-K for the fiscal year ended May 31, 1993.)

(4)(d) First Amendment to Loan and Security Agreement dated August 20, 1993 among the financial institutions named therein and BA Business Credit, Inc., as Agent, and Sudbury, as the Parent, and Cast-Matic Corporation, Frisby Mfg. Co., Industrial Powder Coatings, Inc., Iowa Mold Tooling Co., Inc., South Coast Terminals, Inc. and Wagner Castings Company.

(4)(e) Second Amendment to Loan and Security Agreement dated April 19, 1994 among the financial institutions named therein and BA Business Credit, Inc., as Agent, and Sudbury, as the Parent, and Cast-Matic Corporation, Frisby Mfg. Co., Industrial Powder Coatings, Inc., Iowa Mold Tooling Co., Inc., South Coast Terminals, Inc. and Wagner Castings Company.

                                 SUDBURY, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX  (CONTINUED)
                                 -------------

EXHIBIT NO.
- - -----------
(4)(f) Third Amendment to Loan and Security Agreement dated June 6, 1994 among the financial institutions named therein and BA Business Credit, Inc., as Agent, and Sudbury, as the Parent, and Cast-Matic Corporation, Frisby Mfg. Co., Industrial Powder Coatings, Inc., Iowa Mold Tooling Co., Inc., South Coast Terminals, Inc. and Wagner Castings Company.

(4)(g) Fourth Amendment to Loan and Security Agreement dated August 11, 1994 among the financial institutions named therein and BA Business Credit, Inc., as Agent, and Sudbury, as the Parent, and Cast-Matic Corporation, Frisby Mfg. Co., Industrial Powder Coatings, Inc., Iowa Mold Tooling Co., Inc., South Coast Terminals, Inc. and Wagner Castings Company.

(4)(h) Form of Participation Certificate Agreement entered into in connection with Sudbury's Third Amended Plan of Reorganization. (Exhibit (4)(r) to Form 10-K for the fiscal year ended May 31, 1992.)

(4)(i) Form of Indenture between Sudbury and IBJ Schroder Bank and Trust Company, as Trustee for Sudbury's 8.6% $10 million Senior Subordinated Pay-In-Kind Notes due 1997, distributed pursuant to Sudbury's Third Amended Plan of Reorganization. (Exhibit T3C to the Form T-3 filed on August 17, 1992.)

(10)(a) 1990 Stock Option Plan. (Exhibit (10)(l) to Form 10-K for the fiscal year ended May 31, 1990.)

(10)(b) Amended Employment Agreement dated January 13, 1992 between Sudbury and Jacques R. Sardas. (Exhibit (10)(h) to Form 10-K for the fiscal year ended May 31, 1992.)

(10)(c) Agreement and Plan of Merger dated November 7, 1989 among Sudbury, Western, General Products Delaware Corporation, General Products Angola Corporation and General Products Corporation. (Exhibit
            (10)(b) to Current Report on Form 8-K for event occurring on November 7, 1989.)

(10)(d) Asset Purchase Agreement dated November 7, 1989 among Sudbury, Western and General Products Delaware Corporation. (Exhibit 10(a) to the Current Report on Form 8-K filed for event occurring on November 7, 1989.)

(10)(e) Settlement Agreement and Mutual Release dated July 29, 1994 between Jacques R. Sardas and Sudbury, Inc.

(10)(f) Stock Option Agreement dated July 29, 1994 between Jacques R. Sardas and Sudbury, Inc.

                                 SUDBURY, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX  (CONTINUED)
                                 -------------

EXHIBIT NO.
- - -----------
(10)(g)     Summary Description of the Sudbury, Inc. Incentive Bonus Plan.

(11)        Statement re: Computation of Per Share Earnings

(13)        Selected portions of the 1994 Annual Report

(21)        Subsidiaries of the Company

(23)        Consent of Independent Auditors



The above exhibits are available to shareholders upon written request to:

                               Corporate Secretary
                               Sudbury, Inc.
                               30100 Chagrin Boulevard
                               Suite 203
                               Cleveland, Ohio 44124