Form 10-Q
period 1994-08-31
SUDBURY INC
filed 1994-10-11
CIK 811801

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended AUGUST 31, 1994

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

             Commission File Number      0-10023

                                 SUDBURY, INC.
            -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                                 34-1546292
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

30100 CHAGRIN BOULEVARD, SUITE 203
CLEVELAND, OHIO                                                         44124
- - ------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's Telephone Number, including Area Code:  (216) 464-7026
                                                     --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES   X            NO ______
                              -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES   X            NO ___ __

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES, $0.01 PAR VALUE, AS OF SEPTEMBER 30, 1994: 10,042,771

                                     INDEX
                                     -----
                         SUDBURY, INC. AND SUBSIDIARIES



                                                                                                     PAGE
                                                                                                    ------
PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

                         Condensed Consolidated Balance Sheets
                         as of August 31, 1994 and May 31, 1994                                      3  -  4

                         Condensed Consolidated Statements of
                         Operations for the three-month periods
                         ended August 31, 1994 and August 31,
                         1993                                                                              5

                         Condensed Consolidated Statements of
                         Cash Flows for the three-month periods
                         ended August 31, 1994 and August 31,
                         1993                                                                              6

                         Notes to Condensed Consolidated
                         Financial Statements                                                        7  -  8


       Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    9  - 10



PART II - OTHER INFORMATION



       Item 1.      Legal Proceedings                                                                     11



       Item 6.      Exhibits and Reports on Form 8-K                                                      11


PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SUDBURY, INC. AND SUBSIDIARIES

ASSETS


                                                                         AUGUST 31,                MAY 31,
                                                                           1994                     1994
                                                                         (UNAUDITED)              (AUDITED)
                                                                        --------------           ------------
(Dollars in thousands)

CURRENT ASSETS
     Cash                                                                  $  1,839                  $  1,885
     Accounts receivable, net of allowance                                   38,458                    39,272
     Inventories                                                             20,923                    18,592
     Prepaid expenses and other                                               2,850                     2,380
                                                                           --------                  --------
                      TOTAL CURRENT ASSETS                                   64,070                    62,129

PROPERTY, PLANT AND EQUIPMENT
     Land and land improvements                                               2,234                     2,191
     Buildings                                                               17,175                    17,163
     Machinery and equipment                                                 40,512                    38,534
                                                                           --------                  --------
                                                                             59,921                    57,888
     Less accumulated depreciation                                           13,185                    11,450
                                                                           --------                  --------
         NET PROPERTY, PLANT AND EQUIPMENT                                   46,736                    46,438

OTHER ASSETS
     Notes receivable                                                           408                       408
     Net assets of businesses held for sale                                   2,000                     2,000
     Intangible pension asset                                                 1,359                     1,359
     Other assets                                                               950                     1,866
                                                                           --------                  --------
                        TOTAL OTHER ASSETS                                    4,717                     5,633
                                                                           --------                  --------

                                                                           $115,523                  $114,200
                                                                           ========                  ========



See notes to condensed consolidated financial statements.


PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)

SUDBURY, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          AUGUST 31,               MAY 31,
                                                                            1994                    1994
                                                                         (UNAUDITED)              (AUDITED)
                                                                         -----------              ---------

(Dollars in thousands)
CURRENT LIABILITIES
  Trade accounts payable                                                 $ 20,395                 $ 18,504
  Accrued compensation and employee benefits                                7,575                   10,000
  Other accrued expenses                                                   12,705                   11,658
  Current maturities of long-term debt                                      2,304                    2,300
                                                                         --------                 --------
        TOTAL CURRENT LIABILITIES                                          42,979                   42,462

LONG-TERM DEBT                                                             27,632                   29,961

OTHER LONG-TERM LIABILITIES                                                12,824                   12,367

STOCKHOLDERS' EQUITY
  Common Stock - par value $0.01 per
    share; authorized 20,000,000 shares;
    10,305,059 (10,233,932 at May 31,
    1994) shares issuable and
    deemed outstanding                                                        103                      102
  Additional paid-in capital                                               20,682                   20,224
  Retained earnings                                                        11,857                    9,638
  Minimum pension liability adjustment - net                                 (554)                    (554)
                                                                         --------                 --------
        TOTAL STOCKHOLDERS' EQUITY                                         32,088                   29,410
                                                                         --------                 --------

                                                                         $115,523                 $114,200
                                                                         ========                 ========



See notes to condensed consolidated financial statements.


PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES

                                                                              THREE MONTHS ENDED
                                                                     -----------------------------------
                                                                        AUGUST 31,             AUGUST 31,
                                                                         1994                    1993
                                                                       (UNAUDITED)            (UNAUDITED)
                                                                      -----------              -----------

(Dollars in thousands, except per share amounts)
Net sales:
  Ongoing operations                                                    $ 67,720                 $ 54,444
  Businesses held for sale                                                     -                      315
                                                                        --------                 --------
        Total                                                             67,720                   54,759

Costs and expenses:
  Costs of products sold:
  Ongoing operations                                                      57,245                   47,201
  Businesses held for sale                                                     -                      151
                                                                        --------                 --------
        Total                                                             57,245                   47,352

  Selling and administrative expenses:
    Ongoing operations                                                     6,167                    5,433
    Businesses held for sale                                                   -                      164
                                                                        --------                 --------
        Total                                                              6,167                    5,597

    OPERATING INCOME                                                       4,308                    1,810

Interest expense - net                                                      (800)                    (961)
Other (expense) income                                                        (7)                     276
                                                                        --------                 --------

Income before income taxes                                                 3,501                    1,125
Income tax expense                                                        (1,282)                     (43)
                                                                        --------                 --------

    NET INCOME                                                          $  2,219                 $  1,082
                                                                        ========                 ========

Net income per share:
  Primary                                                               $    .18                 $    .09
                                                                        ========                 ========
  Fully diluted                                                         $    .18                 $    .09
                                                                        ========                 ========
Common shares and common share equivalents:
  Primary                                                                 12,563                   12,073
                                                                          ======                   ======
  Fully diluted                                                           12,563                   12,073
                                                                          ======                   ======


See notes to condensed consolidated financial statements.


PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                THREE MONTHS ENDED
                                                                            ---------------------------
                                                                            AUGUST 31,        AUGUST 31,
                                                                              1994               1993
                                                                            (UNAUDITED)       (UNAUDITED)
                                                                            -----------       -----------
(Dollars in thousands)
OPERATING ACTIVITIES:
  Net income                                                              $  2,219               $  1,082
  Items included not affecting cash:
    Depreciation and amortization:
      Ongoing operations                                                     2,107                  2,021
      Businesses held for sale                                                   -                     47
    Deferred taxes and other                                                 1,311                    121
  Changes in operating assets and liabilities:
    Ongoing operations                                                      (1,474)                   130
    Businesses held for sale                                                     -                    (28)
                                                                          ---------              --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                              4,163                  3,373

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                (2,080)                (1,814)
  Proceeds from collection of notes receivable                                   -                  2,000
  Proceeds from sale of businesses                                               -                    666
  Contingent payments to former owners
    of acquired businesses                                                       -                   (188)
  Proceeds from sale of property, plant,
    equipment and other - net                                                   28                    127
                                                                          --------               --------
      NET CASH (USED IN) PROVIDED BY INVESTING
       ACTIVITIES                                                           (2,052)                   791

FINANCING ACTIVITIES:
  Borrowings, refinancings and repayments:
    Short and long-term borrowings                                          69,541                 58,658
    Reductions of debt                                                     (71,978)               (66,515)
  Common stock issued                                                          280                      1
                                                                          --------               --------
      NET CASH USED IN FINANCING ACTIVITIES                                 (2,157)                (7,856)
                                                                          --------               --------

      DECREASE IN CASH                                                         (46)                (3,692)

  Cash at beginning of period                                                1,885                  5,284
                                                                          --------               --------

      CASH AT END OF PERIOD                                               $  1,839               $  1,592
                                                                          ========               ========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE A -- BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.


NOTE B -- INVENTORIES
    The components of inventories are summarized as follows (in thousands):

                                                                          August 31,           May 31,
                                                                            1994                 1994
                                                                          ---------            -------
        Raw materials and supplies                                        $ 8,592             $ 8,315
        Work in process                                                     8,282               6,995
        Finished products                                                   4,543               3,664
                                                                          -------             -------
                                         Total at FIFO                     21,417              18,974
        Less excess of FIFO cost over LIFO values                             494                 382
                                                                           -------            -------
                                                                          $20,923             $18,592
                                                                          =======             =======


NOTE C -- CONTINGENCIES
        The Company is party to a number of lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions, product liability and environmental, safety and health matters.

        All operating locations acquired by the Company since 1984 operate in a variety of locations and industries where environmental situations could exist based on current or past operations. Certain operating and non-operating subsidiaries of the Company have been named as potentially responsible parties ("PRPs") liable for cleanup of known environmental conditions. For known situations, the Company, with the assistance of environmental engineers and consultants, has accrued amounts to cover estimated future environmental expenditures. The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. It is possible, however, that future environmental expenditures may be more or less than accrued amounts, or there could exist unknown environmental situations at existing or previously owned businesses for which the future cost is not known or accrued at August 31, 1994.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE C -- CONTINGENCIES - CONTINUED

        While the ultimate result of the above contingencies cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position or results of operations of the Company.

        Under the terms of the January 1992 employment agreement with Jacques
R. Sardas, Chairman, President and Chief Executive Officer of the Company, if Mr. Sardas' employment is terminated for cause, or due to Mr. Sardas' death, disability or voluntary resignation before the end of his employment agreement in January 1996, the Company is obligated to pay to Mr. Sardas, in cancellation of his 1,764,706 stock options which are currently exercisable at $.01 per share, the appraised value of the shares underlying the options, less the exercise price thereof. In addition, the Company would also be obligated to pay to Mr. Sardas a cash bonus, which is based on 5% of the net fair value of the Company in excess of $35 million. Based on the closing price of the Company's Common Stock on August 31, 1994, the obligation for the options and bonus would total approximately $13.6 million in the aggregate. The Company is the beneficiary of a key-may life insurance policy on Mr. Sardas' life in the amount of $14 million. The proceeds of this policy would be used to fulfill the Company's obligation in the event of Mr. Sardas' death.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1994 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1993

        SALES. The Company's net sales from ongoing operations for the first quarter of fiscal 1995 increased by 24% to $67.7 million from $54.4 million in the prior year's quarter. The Company experienced sales growth in all of its businesses, with the largest sales dollar increases coming from Wagner Castings Company ("Wagner") and Industrial Powder Coatings, Inc. ("IPC"), which sell predominantly to the automotive industry. As a result of the strong increase in automotive industry demands for the quarter, the Company was able to increase sales of existing products by $8.8 million. In addition, sales increased by $4.5 million from net new business.

        GROSS PROFIT. Gross profit from ongoing operations as a percentage of net sales was 15.5% in the first quarter of fiscal 1995 compared to 13.3% in the prior year quarter. The increase in margin rate came from higher sales volumes and a $.5 million favorable difference in scrap steel prices at Wagner. In the first quarter of fiscal 1994, Wagner's margins were negatively impacted by $.2 million due to significant price increases in scrap steel which is the principal raw material used at Wagner. By contrast, in the current period Wagner recognized a $.3 million benefit from a decrease in the price of scrap steel which occurred in the first two months of the quarter. The price of scrap steel subsequently rose in August 1994, therefore, Wagner is not currently benefiting from scrap steel price differential.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses from ongoing operations as a percentage of net sales decreased from 10% in the prior year quarter to 9.1% for the current quarter principally due to higher sales. In terms of dollars, expenses increased by $.7 million due principally to: (1) a contractual bonus accrual for Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company, (2) an increase in sales commissions as a result of higher revenues, and (3) higher operating costs at Wagner's Havana, Illinois plant which was in its start-up phase in the prior year.

        INTEREST EXPENSE. Interest expense decreased by $.2 million due to reductions in debt as a result of the Company's cash flow from profitability. Partially offsetting this reduction was an increase in the Company's interest rate on the bank indebtedness due to increases in the prime rate.

        OTHER. Other income decreased by $.3 million as the Company received miscellaneous proceeds from asset sales which were recorded as income in the prior year's quarter which were non-recurring.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1994 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1993 - continued

        INCOME TAX EXPENSE. Income tax expense in the current period of $1.3 million (an effective tax rate of 36.6%) represented a significant increase over the prior year's expense of $43,000 (an effective rate of 3.8%). The expense in the current period arose from the utilization of net operating loss carryforwards that were established as deferred tax assets under Statement of Financial Accounting Standards No. 109.

         AUTOMOTIVE AND LIGHT TRUCK MARKETS. As approximately 60% of the Company's sales are dependent on the automotive and light truck markets in the United States and Europe, related profits will be dependent on sales of vehicles in these markets in the coming year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position continued to improve during the first quarter of fiscal 1995 as operating activities provided cash of $4.2 million compared to $3.4 million in the first quarter of fiscal 1994. This improvement came principally from higher profitability.

          Long-term debt (including current maturities) at August 31, 1994 was $30.0 million, a decrease of $2.3 million from May 31, 1994. Long-term debt represents 48% of long-term debt plus stockholders' equity at August 31, 1994 compared to 52% at May 31, 1994. At August 31, 1994 the Company had the ability to borrow an additional $21.8 million under its revolving credit facility.

          Capital expenditures were $2.1 million in fiscal 1995 compared with $1.8 million in the prior year quarter. The increase in capital expenditures was mainly due to the purchase of equipment to be used in IPC's new powder coating facility in Riverport, Kentucky.

          The Company believes that funds available under its current bank facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements for the remainder of fiscal 1995.

PART II OTHER INFORMATION


Item 1. - LEGAL PROCEEDINGS

       Certain litigation was described in the Company's annual report on Form 10-K for the year ended May 31, 1994. There have been no material developments in the described cases for the fiscal quarter ended August 31, 1994.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended August 31, 1994.



                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
- - -------                                                  ----------------------
(4)(a)      Fifth Amendment to Loan and Security
            Agreement dated September 12, 1994
            among the financial institutions named
            therein and BA Business Credit, Inc.,
            as Agent, and Sudbury, as the Parent,
            and Cast-Matic Corporation, Frisby Mfg.
            Co., Industrial Powder Coatings, Inc.,
            Iowa Mold Tooling Co., Inc., South Coast
            Terminals, Inc. and Wagner Castings Company.

(4)(b)      Sixth Amendment to Loan and Security
            Agreement dated September 12, 1994 among the financial institutions named therein and BA Business Credit, Inc., as Agent, and Sudbury, as the Parent, and Cast-Matic
            Corporation, Frisby Mfg. Co., Industrial
            Powder Coatings, Inc., Iowa Mold Tooling
            Co., Inc., South Coast Terminals, Inc.
            and Wagner Castings Company.

(11)        Statement re: Computation of Per Share Earnings
(27)        Financial Data Schedule

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SUDBURY, INC.
                                   (Registrant)




                                   By:  /s/ Jacques R. Sardas
                                      ------------------------------------
                                        Jacques R. Sardas
                                        Chairman of the Board
                                        and Chief Executive Officer



                                   By:  /s/ Mark E. Brody
                                      ------------------------------------
                                        Mark E. Brody
                                        Vice President of Finance and Controller
                                        (Chief Accounting Officer)




Date:  October 11, 1994