Form 10-Q
period 1994-11-30
SUDBURY INC
filed 1995-01-11
CIK 811801

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1994
                                    -----------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

             Commission File Number      0-10023
                                    -----------------

                                SUDBURY, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

            DELAWARE                                 34-1546292
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

30100 CHAGRIN BOULEVARD, SUITE 203
CLEVELAND, OHIO                                                         44124
- ------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's Telephone Number, including Area Code:  (216) 464-7026
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
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES   X            NO
                             -----             -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES, $0.01 PAR
VALUE, AS OF JANUARY 4, 1995:   10,056,166

                                                               INDEX
                                                               -----
                                                  SUDBURY, INC. AND SUBSIDIARIES


                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                         Condensed Consolidated Balance Sheets
                         as of November 30, 1994 and May 31, 1994                                     3  - 4

                         Condensed Consolidated Statements of
                         Operations for the three-month periods
                         ended November 30, 1994 and November 30,
                         1993                                                                              5

                         Condensed Consolidated Statements of
                         Operations for the six-month periods
                         ended November 30, 1994 and November 30,
                         1993                                                                              6

                         Condensed Consolidated Statements of
                         Cash Flows for the six-month periods
                         ended November 30, 1994 and November 30,
                         1993                                                                              7

                         Notes to Condensed Consolidated
                         Financial Statements                                                         8  - 9

       Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    10 -  12


PART II - OTHER INFORMATION


       Item 1.      Legal Proceedings                                                                      13

       Item 4.      Submission of Matters to a Vote of Security Holders                                    13

       Item 6.      Exhibits and Reports on Form 8-K                                                       13

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SUDBURY, INC. AND SUBSIDIARIES

ASSETS

                                                                        NOVEMBER 30,               MAY 31,
                                                                           1994                     1994
                                                                        (UNAUDITED)               (AUDITED)
(Dollars in thousands)                                                  -----------               ---------
CURRENT ASSETS
  Cash                                                                  $  1,852                  $  1,885
  Accounts receivable, net of allowance                                   41,753                    39,272
  Inventories                                                             19,907                    18,592
  Prepaid expenses and other                                               3,181                     2,380
                                                                        --------                  --------
                      TOTAL CURRENT ASSETS                                66,693                    62,129

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                               2,257                     2,191
  Buildings                                                               17,196                    17,163
  Machinery and equipment                                                 44,935                    38,534
                                                                        --------                  --------
                                                                          64,388                    57,888
  Less accumulated depreciation                                           14,875                    11,450
                                                                        --------                  --------
         NET PROPERTY, PLANT AND EQUIPMENT                                49,513                    46,438

OTHER ASSETS
  Net assets of businesses held for sale                                   2,000                     2,000
  Intangible pension asset                                                 1,359                     1,359
  Notes receivable and other assets                                          442                     2,274
                                                                        --------                  --------
                        TOTAL OTHER ASSETS                                 3,801                     5,633
                                                                        --------                  --------

                                                                        $120,007                  $114,200
                                                                        ========                  ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)

SUDBURY, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         NOVEMBER 30,              MAY 31,
                                                                             1994                   1994
                                                                         (UNAUDITED)              (AUDITED)
                                                                         -----------              ---------
(Dollars in thousands)
CURRENT LIABILITIES
  Trade accounts payable                                                 $ 22,853                 $ 18,504
  Accrued compensation and employee benefits                                7,752                   10,000
  Other accrued expenses                                                   12,571                   11,658
  Current maturities of long-term debt                                      2,286                    2,300
                                                                         --------                 --------
        TOTAL CURRENT LIABILITIES                                          45,462                   42,462

LONG-TERM DEBT                                                             24,477                   29,961

OTHER LONG-TERM LIABILITIES                                                13,143                   12,367

DEFERRED INCOME TAXES                                                       1,004                        -

STOCKHOLDERS' EQUITY
  Common Stock - par value $0.01 per
    share; authorized 20,000,000 shares;
    10,388,320 (10,233,932 at May 31,
    1994) shares issuable and deemed
    outstanding                                                               104                      102
  Additional paid-in capital                                               21,089                   20,224
  Retained earnings                                                        15,282                    9,638
  Minimum pension liability adjustment - net                                 (554)                    (554)
                                                                         --------                 --------
        TOTAL STOCKHOLDERS' EQUITY                                         35,921                   29,410
                                                                         --------                 --------

                                                                         $120,007                 $114,200
                                                                         ========                 ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                THREE MONTHS ENDED
                                                                      ------------------------------------
                                                                      NOVEMBER 30,             NOVEMBER 30,
                                                                         1994                     1993
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(In thousands, except per share amounts)
Net sales                                                               $ 74,355                 $ 60,584

Costs of products sold                                                    61,777                   51,508
                                                                        --------                 --------

    GROSS PROFIT                                                          12,578                    9,076

Selling and administrative expenses                                        6,479                    5,496
                                                                        --------                 --------
    OPERATING INCOME                                                       6,099                    3,580

Interest expense - net                                                      (759)                    (968)
Other income                                                                  59                      162
                                                                        --------                 --------

Income before income taxes                                                 5,399                    2,774
Income tax expense (benefit)                                               1,974                     (458)
                                                                        --------                 --------

    NET INCOME                                                          $  3,425                 $  3,232
                                                                        ========                 ========

Net income per share:
  Primary and fully diluted                                             $    .27                 $    .26
                                                                        ========                 ========

Common shares and common share equivalents:
  Primary                                                                 12,722                   12,217
                                                                        ========                 ========
  Fully diluted                                                           12,722                   12,258
                                                                        ========                 ========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES

                                                                                SIX MONTHS ENDED
                                                                      ------------------------------------
                                                                      NOVEMBER 30,             NOVEMBER 30,
                                                                         1994                     1993
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(In thousands, except per share amounts)
Net sales                                                               $142,075                $115,343

Costs of products sold                                                   119,022                  98,862
                                                                        --------                --------

    GROSS PROFIT                                                          23,053                  16,481

Selling and administrative expenses                                       12,646                  11,116
                                                                        --------                --------
    OPERATING INCOME                                                      10,407                   5,365

Interest expense - net                                                    (1,559)                 (1,905)
Other income                                                                  52                     439
                                                                        --------                --------
Income before income taxes                                                 8,900                   3,899
Income tax expense (benefit)                                               3,256                    (415)
                                                                        --------                --------

    NET INCOME                                                          $  5,644                $  4,314
                                                                        ========                ========

Net income per share:
  Primary                                                               $    .45                $    .36
                                                                        ========                ========
  Fully diluted                                                         $    .45                $    .35
                                                                        ========                ========

Common shares and common share equivalents:
  Primary                                                                 12,641                  12,148
                                                                        ========                ========
  Fully diluted                                                           12,641                  12,270
                                                                        ========                ========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                SIX MONTHS ENDED
                                                                        ----------------------------------
                                                                        NOVEMBER 30,          NOVEMBER 30,
                                                                           1994                   1993
                                                                        (UNAUDITED)            (UNAUDITED)
                                                                        -----------            -----------
(Dollars in thousands)
OPERATING ACTIVITIES:
  Net income                                                             $  5,644              $  4,314
  Items included not affecting cash:
    Depreciation and amortization                                           4,239                 4,156
    Deferred taxes                                                          2,359                     -
    Other                                                                     835                   131
  Changes in operating assets and liabilities                              (1,583)               (2,243)
                                                                         --------              --------
      NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                                         11,494                 6,358

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (6,713)               (3,466)
  Proceeds from collection of notes receivable                                100                 2,249
  Proceeds from sale of businesses                                              -                   666
  Contingent payments to former owners
    of acquired businesses                                                      -                  (188)
  Proceeds from sale of property, plant,
    equipment and other - net                                                 102                   134
                                                                         --------              --------
      NET CASH USED IN INVESTING ACTIVITIES                                (6,511)                 (605)

FINANCING ACTIVITIES:
  Borrowings, refinancings and repayments:
    Short and long-term borrowings                                        140,952               117,175
    Reductions of debt                                                   (146,677)             (126,106)
  Common stock issued                                                         598                    30
  Tax benefit from stock option transactions                                  111                     -
                                                                         --------              --------
      NET CASH USED IN FINANCING ACTIVITIES                                (5,016)               (8,901)
                                                                         --------              --------

      DECREASE IN CASH                                                        (33)               (3,148)

  Cash at beginning of period                                               1,885                 5,284
                                                                         --------              --------

      CASH AT END OF PERIOD                                              $  1,852              $  2,136
                                                                         ========              ========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE A -- BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended November 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.


NOTE B -- INVENTORIES
    The components of inventories are summarized as follows (in thousands):

                                                                         November 30,          May 31,
                                                                            1994                 1994
                                                                         ------------          -------
        Raw materials and supplies                                         $ 8,014             $ 8,315
        Work in process                                                      7,996               6,995
        Finished products                                                    4,413               3,664
                                                                           -------             -------
                                    Total at FIFO                           20,423              18,974
        Less excess of FIFO cost over LIFO values                              516                 382
                                                                           -------             -------
                                                                           $19,907             $18,592
                                                                           =======             =======


NOTE C -- CONTINGENCIES
        The Company is party to a number of lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions, product liability and environmental, safety and health matters.

        All operating locations acquired by the Company since 1984 operate in a variety of locations and industries where environmental situations could exist based on current or past operations. Certain operating and non-operating subsidiaries of the Company have been named as potentially responsible parties ("PRPs") liable for cleanup of known environmental conditions. For known situations, the Company, with the assistance of environmental engineers and consultants, has accrued amounts to cover estimated future environmental expenditures. The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. It is possible, however, that future environmental expenditures may be more or less than accrued amounts, or there could exist unknown environmental situations at existing or previously owned businesses for which the future cost is not known or accrued at November 30, 1994.

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

        Under the terms of the January 1992 employment agreement with Jacques
R. Sardas, Chairman, President and Chief Executive Officer of the Company, if Mr. Sardas' employment is terminated for cause, or due to Mr. Sardas' death, disability or voluntary resignation before the end of his employment agreement in January 1996, the Company is obligated to pay to Mr. Sardas, in cancellation of his 1,764,706 stock options which are currently exercisable at $.01 per share, the appraised value of the shares underlying the options, less the exercise price thereof. Based on the closing price of the Company's Common Stock on November 30, 1994 and assuming that such price is equal to the appraised value of the Common Stock, the obligation for the options would total approximately $11 million. The Company is the beneficiary of a key-man life insurance policy on Mr. Sardas' life in the amount of $14 million. The proceeds of this policy would be used to fulfill the Company's obligation in the event of Mr. Sardas' death.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1994 COMPARED TO THREE
- ------------------------------------------------------------------------------
MONTHS ENDED NOVEMBER 30, 1993
- ------------------------------

        SALES. The Company's net sales for the second quarter of fiscal 1995 increased by 23% to $74.4 million from $60.6 million in the prior year quarter. The Company experienced sales growth in all of its businesses, with the largest sales dollar increases coming from Wagner Castings Company ("Wagner"), which sells predominantly to the automotive industry, and from Iowa Mold Tooling ("IMT"), which sells predominantly to various construction-related markets.
For the quarter, the Company was able to increase sales of existing products by $8.1 million. In addition, sales increased by $5.0 million from net new business and $.7 million as a result of price increases.

        GROSS PROFIT. Gross profit as a percentage of net sales was 16.9% in the second quarter of fiscal 1995 compared to 15.0% in the prior year quarter. The increase in margin rate came from higher sales volumes, improved operating efficiencies and a $.3 million favorable difference in scrap steel prices at Wagner.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased from 9.1% in the prior year quarter to 8.7% for the current quarter principally due to higher sales. In terms of dollars, such expenses increased by $1.0 million due principally to:
(1) a contractual bonus accrual for Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company and (2) an increase in costs associated with higher revenues.

        INTEREST EXPENSE. Interest expense decreased by $.2 million due to reductions in debt as a result of the Company's cash flow from profitability. Partially offsetting this reduction was an increase in the Company's interest rate on its bank indebtedness due to increases in the base interest rates.

        INCOME TAX EXPENSE. Income tax expense in the current period of $2.0 million (an effective tax rate of 36.6%) represented a significant increase over the prior year benefit of $.5 million. The benefit in the prior year period was the result of a refund received from the favorable resolution of a state tax issue. During the current period the post-change net operating loss, not subject to valuation allowance, was fully utilized. The reduction in the deferred tax asset resulted in the tax expense for the period.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - SIX MONTHS ENDED NOVEMBER 30, 1994 COMPARED TO SIX
- --------------------------------------------------------------------------
MONTHS ENDED NOVEMBER 30, 1993
- ------------------------------

        SALES. The Company's net sales for the current six month period increased by 23% to $142.1 million from $115.3 million in the prior year period. The Company experienced sales growth in all of its businesses, with the largest sales dollar increases coming from Wagner, from Industrial Powder Coatings, Inc. ("IPC"), which sells predominantly to the automotive industry, and from IMT. For the quarter, the Company was able to increase sales of existing products by $17.3 million. In addition, sales increased by $8.4 million from net new business and $1.1 million as a result of price increases.

        GROSS PROFIT. Gross profit as a percentage of net sales was 16.2% for the current six month period compared to 14.3% in the prior year period. The increase in margin rate came from higher sales volumes, improved operating efficiencies and a $.8 million favorable difference in scrap steel prices at Wagner. In the first six months of fiscal 1994, Wagner's margins were negatively impacted by $.7 million due to significant price increases in scrap steel which is the principal raw material used at Wagner. In the current six month period, Wagner's margins were favorably impacted by $.1 million due to a temporary price decrease in scrap steel in the beginning of the fiscal year.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased from 9.6% in the prior year period to 8.9% for the current period principally due to higher sales. In terms of dollars, such expenses increased by $1.5 million due principally to:
(1) a contractual bonus accrual for Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company and (2) an increase in costs associated with higher revenues.

        INTEREST EXPENSE. Interest expense decreased by $.3 million due to reductions in debt as a result of the Company's cash flow from profitability. Partially offsetting this reduction was an increase in the Company's interest rate on its bank indebtedness due to increases in the base interest rates.

        INCOME TAX EXPENSE. Income tax expense in the current period of $3.3 million (an effective tax rate of 36.6%) represented a significant increase over the prior year benefit of $.4 million. The benefit in the prior year period was the result of a refund received from the favorable resolution of a state tax issue. During the current period the post-change net operating loss, not subject to valuation allowance, was fully utilized. The reduction in the deferred tax asset resulted in the tax expense for the period.

        OTHER INCOME. Other income in the prior year six month period of $.4 million related principally to the receipt of miscellaneous contingent proceeds and escrows relating to the sale of assets in prior years.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


        AUTOMOTIVE AND LIGHT TRUCK MARKETS. As approximately 60% of the Company's sales are dependent on the automotive and light truck markets in the United States and Europe, related profits will be dependent on sales of vehicles in these markets in the next twelve months.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's financial position continued to improve during the first six months of fiscal 1995 as operating activities provided cash of $11.5 million compared to $6.4 million in the first six months of fiscal 1994. This improvement came principally from higher profitability and the utilization of net operating loss carryforwards previously discussed.

        Long-term debt (including current maturities) at November 30, 1994 was $26.8 million, a decrease of $5.5 million from May 31, 1994. Long-term debt represents 43% of long-term debt plus stockholders' equity at November 30, 1994 compared to 52% at May 31, 1994. At November 31, 1994, the Company had the ability to borrow an additional $23.8 million under its revolving credit facility.

     For the six months ended November 30, 1994, capital expenditures were $6.7 million compared with $3.5 million in the prior year period. The increase in capital expenditures was mainly due to the purchase of equipment to be used in IPC's new powder coating facility in Riverport, Kentucky.

     The Company believes that funds available under its current bank facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements for the next twelve months.

PART II OTHER INFORMATION


Item 1. - LEGAL PROCEEDINGS
          -----------------

       Certain litigation was described in the Company's annual report on Form 10-K for the year ended May 31, 1994. There have been no material developments in the described cases for the fiscal quarter ended November 30, 1994.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

       At the Annual Meeting of Stockholders of the Company held on October 13, 1994, the stockholders considered and voted on: (1) the election of seven directors for one-year terms expiring in 1995 or until their successors have been duly elected and qualified and (2) a resolution proposed by the Board of Directors that the stockholders ratify the action of the Board of Directors in selecting and appointing Ernst & Young LLP as independent auditors for the Company for the fiscal year ending May 31, 1995.

       All of management's nominees for directors as listed in the proxy statement were elected by the following votes:

                 Cloyd J. Abruzzo                          For                      7,630,501
                                                           Withheld                    10,114
                 Jerry A. Cooper                           For                      7,630,501
                                                           Withheld                    10,114
                 Preston Heller, Jr.                       For                      7,630,480
                                                           Withheld                    10,135
                 James A. Karman                           For                      7,614,642
                                                           Withheld                    25,973
                 David A. Preiser                          For                      7,626,154
                                                           Withheld                    14,461
                 Jacques R. Sardas                         For                      7,618,135
                                                           Withheld                    22,480
                 Thomas F. Slater                          For                      7,630,451
                                                           Withheld                    10,164

       The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors was passed by the following vote:

                 Shares Voted For                          7,601,770
                 Shares Voted Against                         28,581
                 Abstentions                                  10,264
                 Broker Non-Votes                                  0

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

       The Company did not file any reports on Form 8-K during the three months ended November 30, 1994.

EXHIBIT                EXHIBIT INDEX                     SEQUENTIAL PAGE NUMBER
- -------                -------------                     ----------------------
   (11)       Statement re: Computation of
              Per Share Earnings                                  15
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



                                      SUDBURY, INC.
                                      (Registrant)


                                      By: /S/JACQUES R. SARDAS
                                          -----------------------------------
                                          Jacques R. Sardas
                                          Chairman of the Board
                                          and Chief Executive Officer



                                      By: /S/MARK E. BRODY
                                          -----------------------------------
                                          Mark E. Brody
                                          Vice President and
                                          Chief Financial Officer
                                          (Chief Accounting Officer)


Date:  January 11, 1995