Form 10-Q
period 1995-02-28
SUDBURY INC
filed 1995-04-10
CIK 811801

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1995
                                    ------------------
                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

             Commission File Number      0-10023
                                     -----------------

                                SUDBURY, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

            Delaware                                 34-1546292
 ------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

30100 Chagrin Boulevard, Suite 203
Cleveland, Ohio                                                         44124
- ------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's Telephone Number, including Area Code:  (216) 464-7026
                                                   -----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES   X            NO
                             -------            ------
              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES   X            NO
                            -------            ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common shares, $0.01 par
                                                   ---------------------------
value, as of April 4, 1995:    10,109,781
- --------------------------     ----------

                                     INDEX
                                     -----
                        SUDBURY, INC. AND SUBSIDIARIES


                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION


     Item 1.  Financial Statements

                         Condensed Consolidated Balance Sheets
                         as of February 28, 1995 and May 31, 1994                                     3  - 4

                         Condensed Consolidated Statements of
                         Operations for the three-month periods
                         ended February 28, 1995 and February 28,
                         1994                                                                              5

                         Condensed Consolidated Statements of
                         Operations for the nine-month periods
                         ended February 28, 1995 and February 28,
                         1994                                                                              6

                         Condensed Consolidated Statements of
                         Cash Flows for the nine-month periods
                         ended February 28, 1995 and February 28,
                         1994                                                                              7

                         Notes to Condensed Consolidated
                         Financial Statements                                                         8 -  9

       Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                   10 -  12


PART II - OTHER INFORMATION


       Item 1.      Legal Proceedings                                                                      13

       Item 6.      Exhibits and Reports on Form 8-K                                                       13

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SUDBURY, INC. AND SUBSIDIARIES

ASSETS
                                                                        FEBRUARY 28,               MAY 31,
                                                                           1995                     1994
                                                                        (UNAUDITED)               (AUDITED)
                                                                        -----------               ---------
(Dollars in thousands)
CURRENT ASSETS
  Cash                                                                  $    206                  $    245
  Accounts receivable, net of allowance                                   48,557                    39,272
  Inventories                                                             19,148                    18,592
  Prepaid expenses and other                                               5,338                     4,020
                                                                        --------                  --------
                      TOTAL CURRENT ASSETS                                73,249                    62,129

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                               2,263                     2,191
  Buildings                                                               17,252                    17,163
  Machinery and equipment                                                 49,681                    38,534
                                                                        --------                  --------
                                                                          69,196                    57,888
  Less accumulated depreciation                                           16,640                    11,450
                                                                        --------                  --------
         NET PROPERTY, PLANT AND EQUIPMENT                                52,556                    46,438

OTHER ASSETS
  Net assets of businesses held for sale                                   2,000                     2,000
  Intangible pension asset                                                 1,359                     1,359
  Notes receivable and other assets                                          388                     2,274
                                                                        --------                  --------
                        TOTAL OTHER ASSETS                                 3,747                     5,633
                                                                        --------                  --------

                                                                        $129,552                  $114,200
                                                                        ========                  ========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         FEBRUARY 28,              MAY 31,
                                                                             1995                   1994
                                                                         (UNAUDITED)              (AUDITED)
                                                                         -----------              ---------
(Dollars in thousands)

CURRENT LIABILITIES
  Trade accounts payable                                                 $ 23,495                 $ 18,504
  Accrued compensation and employee benefits                               11,015                   10,000
  Other accrued expenses                                                   13,269                   11,658
  Current maturities of long-term debt                                      2,291                    2,300
                                                                         --------                 --------
        TOTAL CURRENT LIABILITIES                                          50,070                   42,462

LONG-TERM DEBT                                                             28,092                   29,961

OTHER LONG-TERM LIABILITIES                                                11,466                   12,367

DEFERRED INCOME TAXES                                                         740                        -

STOCKHOLDERS' EQUITY
  Common Stock - par value $0.01 per
    share; authorized 20,000,000 shares;
    10,439,689 (10,233,932 at May 31,
    1994) shares issuable and deemed
    outstanding                                                               104                      102
  Additional paid-in capital                                               21,337                   20,224
  Retained earnings                                                        18,297                    9,638
  Minimum pension liability adjustment - net                                 (554)                    (554)
                                                                         --------                 --------
        TOTAL STOCKHOLDERS' EQUITY                                         39,184                   29,410
                                                                         --------                 --------

                                                                         $129,552                 $114,200
                                                                         ========                 ========

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


                                                                               THREE MONTHS ENDED
                                                                      ------------------------------------
                                                                      FEBRUARY 28,             FEBRUARY 28,
                                                                         1995                     1994
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(In thousands, except per share amounts)

Net sales                                                               $ 76,247                 $ 60,765

Costs of products sold                                                    64,507                   51,727
                                                                        --------                 --------

    GROSS PROFIT                                                          11,740                    9,038

Selling and administrative expenses                                        6,462                    5,774

Special charges                                                                -                    5,956
                                                                        --------                 --------

    OPERATING INCOME (LOSS)                                                5,278                   (2,692)

Interest expense - net                                                      (708)                    (884)
Settlement of preconfirmation liabilities                                      -                      846
Other income                                                                 177                       90
                                                                        --------                 --------

Income (loss) before income taxes                                          4,747                   (2,640)
Income tax expense                                                         1,732                       13
                                                                        --------                 --------

    NET INCOME (LOSS)                                                   $  3,015                 $ (2,653)
                                                                        ========                 ========

Net income (loss) per share:
  Primary and fully diluted                                             $    .24                 $   (.21)
                                                                        ========                 ========

Common shares and common share equivalents:
  Primary                                                                 12,603                   12,483
                                                                        ========                 ========
  Fully diluted                                                           12,633                   12,510
                                                                        ========                 ========

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                NINE MONTHS ENDED
                                                                       -----------------------------------
                                                                       FEBRUARY 28,            FEBRUARY 28,
                                                                         1995                     1994
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(In thousands, except per share amounts)
Net sales                                                               $218,322                $176,108

Costs of products sold                                                   183,529                 150,589
                                                                        --------                --------

    GROSS PROFIT                                                          34,793                  25,519

Selling and administrative expenses                                       19,108                  16,890

Special charges                                                                -                   5,956
                                                                        --------                --------

    OPERATING INCOME                                                      15,685                   2,673

Interest expense - net                                                    (2,267)                 (2,789)
Settlement of preconfirmation liabilities                                      -                     846
Other income                                                                 229                     529
                                                                        --------                --------
Income before income taxes                                                13,647                   1,259
Income tax expense (benefit)                                               4,988                    (402)
                                                                        --------                --------

    NET INCOME                                                          $  8,659                $  1,661
                                                                        ========                ========

Net income per share:
  Primary                                                               $    .69                $    .14
                                                                        ========                ========
  Fully diluted                                                         $    .69                $    .13
                                                                        ========                ========

Common shares and common share equivalents:
  Primary                                                                 12,633                  12,246
                                                                        ========                ========
  Fully diluted                                                           12,633                  12,502
                                                                        ========                ========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                NINE MONTHS ENDED
                                                                        ----------------------------------
                                                                        FEBRUARY 28,           FEBRUARY 28,
                                                                           1995                   1994
                                                                        (UNAUDITED)            (UNAUDITED)
                                                                        -----------            -----------
(Dollars in thousands)
OPERATING ACTIVITIES:
  Net income                                                             $  8,659              $  1,661
  Items included not affecting cash:
    Depreciation and amortization                                           6,448                 6,217
    Special charges                                                             -                 5,956
    Settlement of preconfirmation liabilities                                   -                  (846)
    Deferred taxes                                                          2,095                     -
    Other                                                                  (1,319)                  164
  Changes in operating assets and liabilities                              (3,542)               (2,556)
                                                                         --------              --------
      NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                                         12,341                10,596

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                              (11,648)               (4,787)
  Proceeds from collection of notes receivable                                470                 2,249
  Proceeds from sale of businesses                                              -                   666
  Contingent payments to former owners
    of acquired businesses                                                      -                  (188)
  Proceeds from sale of property, plant,
    equipment and other - net                                                 146                   141
                                                                         --------              --------
      NET CASH USED IN INVESTING ACTIVITIES                               (11,032)               (1,919)

FINANCING ACTIVITIES:
  Borrowings, refinancings and repayments:
    Short and long-term borrowings                                        215,440               175,406
    Reductions of debt                                                   (217,666)             (183,252)
  Common stock issued                                                         690                   512
  Tax benefit from stock option transactions                                  188                     -
                                                                         --------              --------
      NET CASH USED IN FINANCING ACTIVITIES                                (1,348)               (7,334)
                                                                         --------              --------

      (DECREASE) INCREASE IN CASH                                             (39)                1,343

  Cash at beginning of period                                                 245                (1,115)
                                                                         --------              ---------

      CASH AT END OF PERIOD                                              $    206              $    228
                                                                         ========              ========

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE A -- BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended February 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.

       Certain May 31, 1994 amounts have been reclassified to conform to the presentation at February 28, 1995.


NOTE B -- INVENTORIES
       The components of inventories are summarized as follows (in thousands):

                                                                         February 28,           May 31,
                                                                             1995                1994
                                                                         ------------          -------
        Raw materials and supplies                                         $ 8,635             $ 8,315
        Work in process                                                      6,984               6,995
        Finished products                                                    4,192               3,664
                                                                           -------             -------
                                    Total at FIFO                           19,811              18,974
        Less excess of FIFO cost over LIFO values                              663                 382
                                                                           -------             -------
                                                                           $19,148             $18,592
                                                                           =======             =======


NOTE C -- SPECIAL CHARGES
       Special charges of $5,956,000 for the three and nine month periods ended February 28, 1994 relate to accruals recorded in connection with the achievement of certain performance targets established in the January 1992 employment agreement ("Agreement") with Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company.


NOTE D -- SETTLEMENT OF PRECONFIRMATION LIABILITIES
       Two lawsuits which had been pending in United States Bankruptcy Court against the Company and several of its former officers and directors were settled in February 1994. The lawsuits related to events which occurred prior to the Company's entry into, and emergence from, bankruptcy. The Company also resolved an insurance-related bankruptcy claim in February 1994. As a result of these two settlements, the Company recognized an $846,000 benefit as such settlements were for less than the amount reserved for such claims.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE E -- CONTINGENCIES
        The Company is party to a number of lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions, product liability and environmental, safety and health matters.

        All operating locations acquired by the Company since 1984 operate in a variety of locations and industries where environmental situations could exist based on current or past operations. Certain operating and non-operating subsidiaries of the Company have been named as potentially responsible parties ("PRPs") liable for cleanup of known environmental conditions. For known situations, the Company, with the assistance of environmental engineers and consultants, has accrued amounts to cover estimated future environmental expenditures. The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. It is possible, however, that future environmental expenditures may be more or less than accrued amounts, or there could exist unknown environmental situations at existing or previously owned businesses for which the future cost is not known or accrued at February 28, 1995.

        While the ultimate result of the above contingencies cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

        Under the terms of the January 1992 employment agreement with Jacques
R. Sardas, Chairman, President and Chief Executive Officer of the Company, if Mr. Sardas' employment is terminated for cause, or due to Mr. Sardas' death, disability or voluntary resignation before the end of his employment agreement in January 1996, the Company is obligated to pay to Mr. Sardas, in cancellation of his 1,764,706 stock options which are currently exercisable at $.01 per share, the appraised value of the shares underlying the options, less the exercise price thereof. Based on the closing price of the Company's Common Stock on February 28, 1995 and assuming that such price is equal to the appraised value of the Common Stock, the obligation for the options would total approximately $11 million. The Company is the beneficiary of a key-man life insurance policy on Mr. Sardas' life in the amount of $14 million. The proceeds of this policy would be used to fulfill the Company's obligation in the event of Mr. Sardas' death.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO THREE
- -------------------------------------------------------------------------------
MONTHS ENDED FEBRUARY 28, 1994
- ------------------------------

        SALES. The Company's net sales for the third quarter of fiscal 1995 increased by 25% to $76.2 million from $60.8 million in the prior year quarter. The Company experienced sales growth in all of its businesses, the largest of which was a 36% increase at Wagner Castings Company ("Wagner"), which sells predominantly to the automotive industry. For the quarter, the Company was able to increase sales of existing products by $8.9 million. In addition, sales increased by $5.4 million from net new business and $1.1 million as a result of price increases.

        GROSS PROFIT. For the third quarter of fiscal year 1995, gross profit increased by $2.7 million over the prior year period. Gross profit as a percentage of net sales was 15.9% in the third quarter of fiscal 1995 compared to 14.9% in the prior year quarter. The increase in margin rate came from higher sales volumes, improved operating efficiencies and a $.2 million favorable difference in scrap steel prices at Wagner.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased to 8.5% in the current year quarter from 9.5% for the prior quarter principally due to higher sales. In terms of dollars, such expenses increased by $.7 million due principally to:
(1) a contractual bonus accrual for Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company and (2) an increase in selling expenses associated with higher revenues.

        SPECIAL CHARGES. There were no special charges in the three month period ended February 28, 1995. As described in Note C--Special Charges of the financial statements, special charges of $6.0 million in the prior year period related to accruals recorded in connection with the achievement of certain performance targets established in the January 1992 employment agreement with Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company.

        INTEREST EXPENSE. Interest expense decreased by $.2 million due to reductions in debt as a result of the Company's cash flow from profitability. Partially offsetting this reduction was an increase in the Company's interest rate on its bank indebtedness due to increases in the base interest rates.

        INCOME TAX EXPENSE. Income tax expense in the current period of $1.7 million (an effective tax rate of 36.5%) represented a significant increase over the prior year expense of $13,000 as the Company has fully utilized its post-change net operating loss carryforwards and is therefore currently subject to income taxes on its earnings.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS - NINE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO NINE
- -------------------------------------------------------------------------------
MONTHS ENDED FEBRUARY 28, 1994
- ------------------------------

        SALES. The Company's net sales for the current nine month period increased by 24% to $218.3 million from $176.1 million in the prior year period. The Company experienced sales growth in all of its businesses, with the largest sales dollar increases coming from (1) Wagner and Industrial
Powder Coatings, Inc. ("IPC"), who sell predominantly to the automotive industry and (2) Iowa Mold Tooling, which sells predominantly to various construction-related markets. For the nine month period, sales increased by $42.2 million due to an increase in sales of existing products of $27.0 million, an increase of $13.0 million from net new business and $2.2 million of price increases.

        GROSS PROFIT. For the current nine month period, gross profit improved by $9.3 million over the prior year period. Gross profit as a percentage of net sales was 15.9% for the current nine month period compared to 14.5% in the prior year period. The increase in margin rate came from higher sales volumes, improved operating efficiencies and a $1.0 million favorable difference in scrap steel prices at Wagner. In the first nine months of fiscal 1994, Wagner's margins were negatively impacted by $1.2 million due to significant price increases in scrap steel which is the principal raw material used at Wagner. In the current nine month period, Wagner's margins were negatively impacted by $.2 million due to scrap steel price increases.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased to 8.8% in the current year period from 9.6% for the prior period principally due to higher sales. In terms of dollars, such expenses increased by $2.2 million due principally to:
(1) a contractual bonus accrual for Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company and (2) an increase in selling expenses associated with higher revenues.

        SPECIAL CHARGES. There were no special charges in the current year nine month period. Special charges of $6.0 million in the prior year period were described previously in the results of operations for the three months ended February 28, 1995.

        INTEREST EXPENSE. Interest expense decreased by $.5 million due to reductions in debt as a result of the Company's cash flow from profitability. Partially offsetting this reduction was an increase in the Company's interest rate on its bank indebtedness due to increases in the base interest rates.

        INCOME TAX EXPENSE. Income tax expense in the current period of $5.0 million (an effective tax rate of 36.6%) represented a significant increase over the prior year benefit of $.4 million. The benefit in the prior year period was the result of a refund received from the favorable resolution of a state tax issue. During the current period the post-change net operating loss carryforward was fully utilized and therefore the Company is currently subject to income taxes on its earnings. A reduction in the deferred tax asset associated with the net operating loss carryforward of $1.9 million which was utilized during the period also contributed to the increased tax expense for the period.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - NINE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO NINE
- -------------------------------------------------------------------------------
MONTHS ENDED FEBRUARY 28, 1994  -  continued
- ------------------------------

OTHER
- -----
        AUTOMOTIVE AND LIGHT TRUCK MARKETS. As approximately 60% of the Company's sales are dependent on the automotive and light truck markets in the United States and Europe, related profits will be dependent on sales of vehicles in these markets in the future.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        The Company's financial position continued to improve during the first nine months of fiscal 1995 as operating activities provided cash of $12.3 million compared to $10.6 million in the first nine months of fiscal 1994. This improvement came principally from increased operating profits.

        Long-term debt (including current maturities) at February 28, 1995 was $30.4 million, a decrease of $1.9 million from May 31, 1994. Long-term debt represented 44% of long-term debt plus stockholders' equity at February 28, 1995 compared to 52% at May 31, 1994. At February 28, 1995, the Company had the ability to borrow an additional $21.4 million under its revolving credit facility.

        For the nine months ended February 28, 1995, capital expenditures were $11.6 million compared with $4.8 million in the prior year period. The increase in capital expenditures was mainly due to the purchase of equipment to be used in IPC's new powder coating facility in Riverport, Kentucky, and equipment improvements at Wagner to improve production capacity and costs.

        In February 1995, the Company announced that it plans to invest approximately $10 million at Wagner to purchase a state-of-the-art ductile iron molding line. This equipment is expected to be in place in early calendar year 1996.

        The Company believes that funds available under its current bank facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements for the next twelve months.

PART II OTHER INFORMATION


Item 1. - LEGAL PROCEEDINGS
          -----------------

       Certain litigation was described in the Company's annual report on Form 10-K for the year ended May 31, 1994. There have been no material developments in the described cases for the fiscal quarter ended February 28, 1995.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

       The Company did not file any reports on Form 8-K during the three months ended February 28, 1995.



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



Date:  April 10, 1995