Form 10-K
period 1995-05-31
SUDBURY INC
filed 1995-08-18
CIK 811801

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                      _________________________________

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                        Commission File
May 31, 1995                                                         No. 1-10023
                                SUDBURY, INC.
A Delaware Corporation                               IRS Employer Identification

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
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES    X           NO
                               ---             ---

       As of August 4, 1995, 10,238,551 shares were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant at August 4, 1995 was $83,188,227.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
       Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1995 are deemed incorporated by reference in Parts II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held September 28, 1995 are deemed to be incorporated by reference in Part III of this Form 10-K.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

GENERAL INFORMATION
-------------------
        Sudbury, Inc. (the "Company") operates through its subsidiaries, which are engaged in the manufacture and sale of a broad range of industrial products, including iron, aluminum and zinc castings, coating applications, cranes and truck bodies, lubricant and chemical storage and processing and precision machined components.

        From 1983 through January 1988, the Company purchased 30 companies at an aggregate cost of approximately $193 million. The acquisitions were financed through a combination of secured bank borrowings, subordinated borrowings, seller financing in the form of subordinated seller notes and the issuance of common stock and preferred stock.

        In late 1990, as a result of the Company's highly leveraged condition arising from the aforementioned acquisitions and recessionary economic conditions which began to effect the Company's performance, the Company was unable to meet its debt repayment obligations. To remedy its poor financial condition, on January 10, 1992 the Company filed a petition (relating to the Company only and not to its operating subsidiaries) under Chapter 11 of the United States Bankruptcy Code. At that time, the Company hired Jacques R. Sardas as its new president and chief executive officer, effective
January 13, 1992.

        The Company was able to exit bankruptcy in less than eight months. Its amended Plan of Reorganization (the "Plan") was confirmed by the United States Bankruptcy Court, Northern District of Ohio ("Bankruptcy Court") by Order dated August 18, 1992 and became effective on September 1, 1992 (the "Effective Date"). Distributions under the Plan commenced on October 15, 1992.

        The Plan implemented a restructuring of the Company by providing for a new amortization schedule for the repayment of the indebtedness owed to its secured lender banks, mainly through the sale of a substantial number of its subsidiaries and a significant reduction of the Company's indebtedness to subordinated debtholders and certain other unsecured creditors through the conversion of debt into equity of the restructured Company.

        In order to repay the indebtedness owed to the secured lender banks as provided by the Plan, the Company implemented a business plan with an asset disposition program involving the sale of a substantial number of its subsidiaries which sales generated aggregate net cash proceeds of approximately $37.6 million during fiscal years 1993 and 1994.

        In May 1993, the Company successfully completed the refinancing of its then existing bank debt which allowed the Company to retain six core businesses and cease the previous asset sale process except for the Company's 35% investment in General Products Delaware Corporation.

PRODUCTS, MARKETS AND SALES
---------------------------
        The Company has one business segment--the manufacture of industrial products. Ongoing operations in this segment include six businesses which are described below.

        The Company's largest group of products consists of products and services sold to the automotive industry which are principally produced by the Company's Wagner Castings Company ("Wagner") and Industrial Powder Coatings, Inc. ("IPC") subsidiaries. Sales to the automotive industry represented 61%, 59%, and 56% of the Company's total sales from ongoing operations for the fiscal years ended 1995, 1994 and 1993, respectively.

        Wagner is the Company's largest automotive supplier and produces ductile and malleable iron castings. Wagner sells its products both domestically and in Europe, and is known as a producer of engineered critical safety castings in the automotive industry. Wagner's product line includes steering knuckles, suspension parts and transmission components. Wagner's castings range in size from small pieces weighing less than one pound to castings weighing up to 40 pounds.

        Ductile iron castings represent approximately 81% of Wagner's product line, with the balance being malleable iron castings. Ductile iron has similar properties to that of malleable iron, however, ductile is less costly to produce because it does not require the additional process of heat treatment that malleable iron does. As a result of this cost differential, the market for malleable iron has been decreasing. To offset the decline in malleable castings, the Company made a decision in fiscal 1995 to expand the capacity at its ductile iron foundry and phase out the malleable process by fiscal 1997. Wagner's current annual ductile iron capacity before expansion is approximately 70,000 tons. The ductile iron expansion and modernization plan will increase Wagner's annual ductile capacity by 14,000 tons, or 20%, and will cost approximately $12 million. The new equipment is expected to be in operation in early fiscal 1997. The Company intends to fund these capital investments through cash generated from operations and funds available under its Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        IPC serves the automotive and appliance industries through the application of coatings to metal parts, components and finished products. With ten powder coating lines, the Company believes that IPC is one of the largest independent powder coating job shops in the United States. IPC also has the capability of cathodic electro-coating of parts. Powder coatings are used to enhance appearance and improve corrosion protection to parts. Powder coating's use of a dry paint process gives it advantages over liquid painting processes which give rise to certain environmental concerns surrounding the use of solvents and the generation of air emissions. In fiscal 1995, IPC expanded its powder coating technology and customer base through the construction of a new leased building equipped with approximately $5 million in equipment to powder coat steel blanks under a long-term contract (subject to certain conditions) with General Electric Company for their new washing machine program. This blank coating line is one of the first of its kind in the United States and is designed to coat flat steel blanks before, rather than after, the forming process and is capable of running at much higher line speeds with less labor than a typical monorail powder coating line. The line began production in May 1995.

        The Company's Iowa Mold Tooling Co., Inc. ("IMT") subsidiary designs and manufactures hydraulic articulating and telescoping truck- mounted cranes, tire handling equipment, air compressors, and service bodies including lubrication, field service, utility and tire service bodies. IMT services, both domestically and internationally, the following industries: construction, utilities, tire service, railroad, forestry and municipalities.

        The Company's remaining products come from its three smallest businesses: Frisby P.M.C., Incorporated ("Frisby"), South Coast Terminals, Inc. ("South Coast") and Cast-Matic Corporation ("Cast-Matic"). Frisby is a high-volume precision machining operation which principally produces small diameter shafts, spindles and spindle assemblies for the electric motor, electric hand tool and automotive fuel injection markets. South Coast provides value-added product related services (bulk liquid storage, chemical and lubricant toll processing, packaging, warehousing and distribution) to the oil and chemical industries. South Coast's products and services are sold to selected niche markets where major oil companies are not the dominant competitors. Cast-Matic manufactures aluminum and zinc die castings which are used in a variety of different industries including gas regulation, appliance, hardware and automotive.

CYCLICALITY AND SEASONALITY
---------------------------
        As a result of the Company's heavy dependence on the automotive industry, there is cyclicality and seasonality in the Company's sales and profits. The cyclicality of the automotive industry affects the Company's sales and profits during periods of slow economic growth or recession. The seasonality results in the Company typically having higher sales and operating profits in its second and fourth fiscal quarters.

RAW MATERIALS
-------------
        Raw materials are purchased from a number of different sources and the loss of any particular supplier would not have a material effect on any of the Company's businesses. Scrap steel is the principal raw material utilized at Wagner in the production of ductile and malleable iron castings and is subject to price fluctuations. Commitments with most of Wagner's major customers allow Wagner to pass on the majority of increases or decreases in the cost of scrap steel to these customers, however, these adjustments are generally passed along three to six months subsequent to the time the change occurs.

WORKING CAPITAL
---------------
        The seasonality of certain of the Company's businesses serving the automotive market may result in significant fluctuations in working capital. Terms for sales to automotive customers are typically 30-45 days.
Additionally, IMT maintains large inventories due to the variety of its products and customer demands regarding lead times.

MARKETING AND COMPETITION
-------------------------
        The Company's sales to the automotive industry, which are principally through Wagner and IPC, are primarily made through their respective in-house sales forces. A portion of Wagner's sales may also come through its sales engineers who are capable of providing design and engineering work in the early stages of production. Companies competing in the automotive industry compete on the basis of pricing, quality, engineering and design capabilities and delivery. The highly competitive nature of this market makes it very difficult for Wagner and IPC to improve margins through increases in the selling prices of their products.

        Wagner competes with many other foundries in the castings market and also competes with manufacturers of metal castings and steel forgings. As a result of industry consolidation occurring over the past several years, there has been a reduction in the number of smaller foundries and an increase in the market share held by larger foundries. Some of the foundries that compete with Wagner are larger and have greater financial resources than the Company.

        The competition for IPC, one of the larger companies in the powder coatings industry, is very fragmented. IPC competes with many smaller facilities which are located close to the ultimate customer. Locating a coating facility close to a customer has become increasingly important because of high transportation costs relative to the cost of the powder coating. As discussed previously, IPC expanded its powder coating technology and customer base through a new production facility located in close proximity to a particular customer. The Company anticipates future growth at IPC will require substantial capital expenditures to equip additional facilities located near strategic customers. The Company intends to fund these capital investments through cash generated from operations and funds available under its Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        IMT's products are marketed through its (i) in-house sales force, (ii) an organization of sales representatives and (iii) a worldwide distributor network. IMT competes against numerous competitors, both domestically and internationally, for its different products. The Company believes that IMT is one of the leading producers of articulating cranes in North America; however, it is a much smaller manufacturer in the market of truck service bodies. IMT competes in its markets on the basis of product capabilities, quality and price.

        Both Frisby and Cast-Matic market their own products to a variety of customers through a combination of in-house sales forces and outside sales representatives. Competition in both of their respective markets is based on a company's engineering and design capabilities, quality and price. In addition, competition in these markets is highly fragmented. The precise nature of the products that Frisby sells and the competitive pressures from newer technologies will require Frisby to make capital expenditures to remain competitive during the next several years. The Company intends to fund these expected capital investments from cash generated from operations and funds available under its Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     South Coast markets its products and services principally through its in-house sales force. South Coast serves a variety of niche markets and frequently competes against its large petro-chemical customers on in-house vs. outsource purchase decisions. Companies compete in South Coast's market based on quality, price, service and facilities.

        On July 17, 1995, the Company's Board of Directors authorized the Company's management to proceed with the sale of its South Coast Terminals, Inc. subsidiary. The Company is in the process of negotiating a definitive agreement with a prospective purchaser, and the ultimate consummation of the sale will be contingent on the occurrence of certain events. For the year ended May 31, 1995,

South Coast Terminals had sales of $23,484,000 and total assets at May 31, 1995 of $16,558,000. The Company expects that the proceeds of the sale, as currently contemplated, would be in excess of the Company's investment in South Coast Terminals.

SALES TO CERTAIN CUSTOMERS
--------------------------
        For the fiscal years ended 1995, 1994 and 1993, sales to Ford Motor Company were approximately $46.6 million, $34.6 million and $26.0 million, respectively; and sales to Chrysler Corporation were approximately $36.3, $31.5 million and $24.0 million, respectively. No other customers accounted for more than 6% of sales from ongoing operations for any such period.

BACKLOG
-------
     As of May 31, 1995, the Company had an order backlog of $55.2 million, compared to $52.9 million at the end of fiscal 1994. The increase in backlog occurred primarily at IMT due principally to economic improvements in its construction markets. Of such backlog, orders of approximately $40.5 million associated with the automotive and truck industries are subject to cancellation without compensation, as is customary in the industry.

ENVIRONMENTAL MATTERS
---------------------
     The Company's manufacturing facilities and production processes, like those of industrial manufacturers generally, are subject to numerous laws and regulations designed to protect the environment. Environmental requirements have become more stringent, not only with respect to emissions and wastes from ongoing operations, but also with respect to historic conditions and discontinued operations. Several of the Company's subsidiaries' current and historic business activities may give rise to cleanup requirements in the future, both with respect to on-site and off-site activities or conditions. See "Item 3 - Legal Proceedings" for a discussion of off-site environmental proceedings involving the Company's operating units. The ultimate costs of environmental compliance cannot be predicted with precision due to many uncertainties, such as whether cleanup action will be required and, if required, what cleanup measures, techniques or standards will be imposed.

EMPLOYEES
---------
     As of May 31, 1995, the Company employed 2,549 employees, of whom 1,318 were represented by unions.


ITEM 2.  PROPERTIES
         ----------

     The Company's corporate offices are located in a leased facility in Cleveland, Ohio. The Company's operating units use a total of 16 facilities containing a total of approximately 1.5 million square feet of owned space and approximately .6 million square feet of leased space. The facilities generally include manufacturing and office space and are located in Illinois, Iowa, Kansas, Kentucky, Michigan, Ohio, Texas and Ontario, Canada. One owned property in Texas is encumbered by a mortgage.

     The Company believes that all of its facilities are reasonably maintained and are generally adequate for their present purposes. Facilities are believed to be sufficient to accommodate reasonable increases in business.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

GENERAL
-------
        Other than routine litigation incident to its business and except as noted below, the Company is not a party to any legal proceedings which could be material to its results of operations, financial position or liquidity.

BENNETT LITIGATION
------------------
        On September 16, 1985, a derivative action was filed in the United States District Court for the Northern District of Ohio by John H. Bennett, a stockholder of the Company. The complaint named certain directors and officers of the Company as defendants and alleged that the Company was damaged as a result of the private placement of the Company's Common Stock. The complaint, as later amended to add additional defendants and causes of action, sought monetary damages of $20 million and punitive damages of $20 million, as well as injunctive relief.

        On April 24, 1987, the same stockholder who filed the foregoing action filed another lawsuit in the United States District Court for the Northern District of Ohio, which was purportedly a class action on behalf of certain holders of the Company's capital stock. The complaint named the then current directors and executive officers of the Company, the Company, and certain other persons as defendants. The suit sought to enjoin the consummation of the Company's 1987 corporate reorganization, or, in the alternative, an award of damages if the 1987 reorganization was consummated. The plaintiff's Motion for Preliminary Injunction was denied by the Court on May 22, 1987.

        No further material developments took place in either lawsuit prior to the filing of the Company's bankruptcy case in January 1992, which filing automatically stayed the proceeding in connection with these lawsuits. The Company's bankruptcy Plan of Reorganization contained provisions reserving to the Company the sole right to assert or waive any cause of action possessed by the Company. In connection with confirmation of the Plan, the Company intervened and caused the pending derivative action described above to be dismissed. The plaintiff appealed this dismissal and certain related orders to the United States Court of Appeals for the Sixth Circuit. By order entered June 27, 1995, the Sixth Circuit Court of Appeals dismissed the appeals as moot. The Company does not anticipate further appeals by the plaintiff and believes that the dismissal of the appeals will end the litigation.

ENVIRONMENTAL MATTERS
---------------------
        Several of the Company's operating units have been identified as potentially responsible parties ("PRPs") in legal proceedings or otherwise notified that they may be liable for the cleanup of hazardous substances under federal "Superfund" and other environmental protection legislation. The Company intends to utilize all available legal defenses and remedies, including insurance owned by the Company or its predecessors in interest, with respect to these sites and any other site in which it may be involved in legal proceedings, to minimize the Company's financial exposure to environmental liability.

        TransPlastics, Inc., a non-operating subsidiary of the Company is among 53 identified PRPs at the Millcreek Dump Superfund Site in Millcreek Township, Pennsylvania. In October 1989, the United States filed a Complaint, UNITED STATES V RALPH RIEHL, JR., ET AL, in the United States District Court for the Western District of Pennsylvania ("District Court") seeking approximately $3.3 million of costs allegedly incurred by the United States Environmental Protection Agency ("U.S. EPA") at the aforementioned site, as well as prejudgment interest and declaratory relief for future cleanup costs. In June 1992, TransPlastics was one of 39 defendants named in an Amended Complaint. Under the District Court's case management order, contribution claims are deemed asserted among TransPlastics and the other defendants. In April 1992, the U.S. EPA issued to TransPlastics and 36 other respondents (including almost all of the defendants in the District Court case) a unilateral administrative order pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The CERCLA Section 106 Order requires completion of specified remedial action for the Millcreek Dump Site estimated by the United States EPA to cost $12 million. In fiscal 1995, the federal government and TransPlastics, Inc. entered into a settlement agreement by which the U.S. EPA agreed to accept $500,000 in settlement of its pending claims at this site, which was within the amount previously accrued by the Company. The proposed agreement includes a provision granting TransPlastics contribution protection for matters addressed in the settlement. A mandatory notice period has passed and TransPlastics, Inc. is awaiting the submission of the agreement for District Court approval.

        On April 19, 1993, the Minnesota Pollution Control Agency (MPCA) issued Metalcote Grease and Oil Company ("Metalcote"), a division of Western Capital Corporation, a non-operating subsidiary of the Company, an order to investigate and take other corrective action at property Metalcote owned in St. Paul, Minnesota. The property is currently owned by Randolph Capital Corporation, a subsidiary of Western Capital Corporation. Although Randolph Capital Corporation is currently contesting its responsibility for environmental conditions that allegedly exist at the property, Randolph Capital Corporation is cooperating with the MPCA and has retained legal counsel and environmental consultants to respond to the MPCA's order. Although additional investigation is necessary and ongoing, Randolph Capital Corporation currently estimates that the future costs to respond to the order will be at least $300,000. During 1995, the Minnesota legislature passed legislation making a substantial portion of these costs potentially eligible for reimbursement from the Minnesota Petroleum Tank Release Cleanup Fund.

        A release of petroleum products has also been identified and reported to regulatory authorities at a second site in St. Paul, Minnesota previously owned and operated by Metalcote, and a site in Philadelphia, Pennsylvania previously owned and operated by Master Lubricants, both divisions of Western Capital Corporation. Environmental consultants have been retained to investigate and address the two reported petroleum releases. Due to the preliminary status of the investigations, there is no current estimate of future costs for investigation and cleanup at these sites. With respect to the Minnesota site, Randolph Capital Corporation may be eligible for reimbursement of certain costs under the Minnesota Petroleum Tank Cleanup Program. There is currently no similar program in Pennsylvania.

        To date, Management believes that the resolution of other pending or anticipated environmental proceedings and all claims in the aggregate (after applicable reserves, see Note E -- Contingencies and Commitments of the financial statements) are immaterial to the Company's financial position, results of operations and liquidity taken as a whole. Although the Company continues to assess the potential liability of its operating units for pending and anticipated legal proceedings, the ultimate liability for such environmental matters cannot be predicted with certainty.


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


                               Principal occupation or
                               employment for the past
Name                           five years                                        Age
----                           ------------------------------                    ---
Jacques R. Sardas              Director, President and Chief                      64
                               Executive Officer since
                               January 13, 1992; Chairman of
                               the Board of Directors and
                               Treasurer since January 1993;
                               Director and Executive Vice
                               President of Goodyear Tire and
                               Rubber Co., which develops and
                               sells tires domestically and
                               abroad (1980-1991); President
                               of Goodyear International
                               (September 1984-August 1988);
                               President and Chief Operating
                               Officer-Tires (August 1988-
                               April 1991).


Mark E. Brody                  Vice President and Chief                          33
                               Financial Officer since
                               October 1994; Vice President
                               of Finance (October 1992 -
                               October 1994); Controller
                               (September 1991 - October 1994);
                               Assistant Controller (April
                               1989-September 1991); Director
                               of Taxes (December 1987-
                               April 1989).

                                    PART II
                                    -------


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              -------------------------------------------------------------
              MATTERS
              -------

       The Company's common shares are listed on the Nasdaq National Market System. The information required by this item appears under the caption "Market For Registrant's Common Equity and Related Stockholder Matters" on page 28 of the 1995 Annual Report and is incorporated herein by reference thereto.


ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------

        The information required by this item appears under the caption "Selected Financial Data" on page 1 of the 1995 Annual Report and is incorporated herein by reference thereto.


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

       The information required by this item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 28 of the 1995 Annual Report and is incorporated herein by reference thereto.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------

       The information required by this item appears on pages 13 through 25 of the 1995 Annual Report and is incorporated herein by reference thereto.


ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              ----------------------------------------------------

       Not Applicable

                                    PART III
                                    --------


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
              -----------------------------------------------

        The information required by this item appears under the caption "Election of Directors" on pages 4 through 6 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1995 and is incorporated herein by reference thereto.

        Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------

        The information required by this item is located on pages 7 through 13 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1995 and is incorporated herein by reference thereto.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

        The information required by this item appears under the caption "Beneficial Ownership of Securities" on pages 2 and 3 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1995 and is incorporated herein by reference thereto.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

        Not applicable.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

      (a)(1), (a)(2) and (d)  Financial Statements and Financial Schedules.
                              ---------------------------------------------

              The financial statements and financial statement schedules listed in accompanying index to financial statements and financial schedules are filed as part of this Annual Report on Form 10-K.

      (a)(3) and (c)  Exhibits.
                      ---------

              The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

              None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 18, 1995 on its behalf by the undersigned, thereunto duly authorized.

                                        SUDBURY, INC.

                                        By:/S/Mark E. Brody
                                           ------------------------------------
                                           Mark E. Brody
                                           Vice President and Chief Financial
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, this report has been signed on behalf of the Registrant by the following persons, in their indicated capacities, on August 18, 1995.


/S/Jacques R. Sardas
------------------------------
Jacques R. Sardas                    Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/Mark E. Brody
------------------------------
Mark E. Brody                        Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/Cloyd J. Abruzzo
------------------------------
Cloyd J. Abruzzo                     Director


/S/Jerry A. Cooper
------------------------------
Jerry A. Cooper                      Director


/S/Preston Heller, Jr.
------------------------------
Preston Heller, Jr.                  Director


/S/James A. Karman
------------------------------
James A. Karman                      Director


/S/David A. Preiser
------------------------------
David A. Preiser                     Director


/S/Thomas F. Slater
------------------------------
Thomas F. Slater                     Director

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


                         FISCAL YEAR ENDED MAY 31, 1995

                                                           SUDBURY, INC.

                                                   INDEX TO FINANCIAL STATEMENTS
                                                 AND FINANCIAL STATEMENT SCHEDULES

                                                    (ITEM 14(a)(1) AND (2)(d))
                                                                                    PAGE REFERENCE
                                                                                 -------------------------
                                                                                FORM 10-K   ANNUAL REPORT
                                                                                ---------   -------------
Data incorporated by reference from the
 1995 Annual Report:
   Consolidated Statements of Operations -
    Fiscal Years Ended May 31, 1995 and 1994,
    Nine Months Ended May 31, 1993 and the
    Three Months Ended August 31, 1992                                                               13

   Consolidated Balance Sheets - May 31, 1995
    and May 31, 1994                                                                                 14

   Consolidated Statements of Stockholders'
    Equity (Deficit)  - Fiscal Years Ended
    May 31, 1995 and 1994, Nine Months Ended
    May 31, 1993 and the Three Months Ended
    August 31, 1992                                                                                  15

   Consolidated Statements of Cash Flows -
    Fiscal Years Ended May 31, 1995 and 1994,
    Nine Months Ended May 31, 1993 and the
    Three Months Ended August 31, 1992                                                               16

   Notes to Consolidated Financial Statements                                                     17-25

   Report of Independent Auditors                                                                    25

Consolidated Financial Statement Schedules:

   Schedule VIII -    Valuation and Qualifying Accounts                             16

   Report of Independent Auditors                                                   17


All other schedules for the Company have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

The consolidated financial statements of the Company listed in the preceding index, which are included in the 1995 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1995 Annual Report is not to be deemed filed as part of this report.

                                         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                  SUDBURY, INC. AND SUBSIDIARIES

____________________________________________________________________________________________________________________________

    COL. A                          COL. B                        COL. C                   COL. D            COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS

                                   BALANCE AT           CHARGED TO        CHARGED                            BALANCE AT
                                   BEGINNING            COSTS AND         TO OTHER                             END OF
DESCRIPTION                        OF PERIOD            EXPENSES          ACCOUNTS         DEDUCTIONS          PERIOD
----------------------------------------------------------------------------------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)
Fiscal year ended May 31, 1995:
  Deferred tax asset valuation
  allowance                         $9,214              $  215            $  (946) (1)     $(2,020) (1)        $6,463

Fiscal year ended May 31, 1994:
  Deferred tax asset valuation
  allowance                         $9,208                                $     6  (2)                         $9,214

Nine months ended May 31, 1993:
  Deferred tax asset valuation
  allowance                         $5,688                                $ 3,520  (2)                         $9,208

Three months ended August 31, 1992:
  Deferred tax asset valuation
  allowance                                                               $ 5,688  (3)                         $5,688


(1)  Valuation allowance was reduced as a result of an evaluation of future realizability.

(2)  Increases in valuation allowance resulted primarily from net operating and capital losses which could not be realized.

(3)  Valuation allowance was recorded in conjunction with the adoption by the Company of SFAS No. 109 under the Fresh Start accounting adjustment discussed in Note P to the financial statements.

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Sudbury, Inc. as of May 31, 1995 and 1994, and for the years ended May 31, 1995 and 1994, the nine months ended May 31, 1993, and the three months ended August 31, 1992, and have issued our report thereon dated July 17, 1995 [incorporated by reference elsewhere in this Annual Report (Form 10-K)]. Our audits also included the related consolidated financial statement schedule of Sudbury, Inc. listed in item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                        ERNST & YOUNG LLP



Cleveland, Ohio
July 17, 1995

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

(4)(c)      Credit Agreement by and among Sudbury, Inc. and National City Bank, Star Bank, National Association and National City
            Bank, as Agent, dated May 30, 1995.

(4)(d)      Form of Participation Certificate Agreement entered into in connection with Sudbury's Third Amended Plan of
            Reorganization. (Exhibit (4)(r) to Form 10-K for the fiscal year ended May 31, 1992.)

(4)(e)      Form of Indenture between Sudbury and IBJ Schroder Bank and Trust Company, as Trustee for Sudbury's 8.6% $10 million
            Senior Subordinated Pay-In-Kind Notes due 1997, distributed pursuant to Sudbury's Third Amended Plan of Reorganization.
            (Exhibit T3C to the Form T-3 filed on August 17, 1992.)

(10)(a)     1990 Stock Option Plan.  (Exhibit (10)(l) to Form 10-K for the fiscal year ended May 31, 1990.)

(10)(b)     Amended Employment Agreement dated January 13, 1992 between Sudbury and Jacques R. Sardas.  (Exhibit (10)(h) to Form
            10-K for the fiscal year ended May 31, 1992.)

                                                           SUDBURY, INC.

                                                             FORM 10-K

                                                    EXHIBIT INDEX  (CONTINUED)

EXHIBIT NO.
-----------
(10)(c)     Agreement and Plan of Merger dated November 7, 1989 among Sudbury, Western, General Products Delaware Corporation,
            General Products Angola Corporation and General Products Corporation.  (Exhibit (10)(b) to Current Report on Form 8-K
            for event occurring on November 7, 1989.)

(10)(d)     Asset Purchase Agreement dated November 7, 1989 among Sudbury, Western and General Products Delaware Corporation.
            (Exhibit 10(a) to the Current Report on Form 8-K filed for event occurring on November 7, 1989.)

(10)(e)     Settlement Agreement and Mutual Release dated July 29, 1994 between Jacques R. Sardas and Sudbury, Inc.  (Exhibit
            (10)(e) to Form 10-K for the fiscal year ended May 31, 1994.)

(10)(f)     Stock Option Agreement dated July 29, 1994 between Jacques R. Sardas and Sudbury, Inc.  (Exhibit (10)(f) to Form 10-K
            for the fiscal year ended May 31, 1994.)

(10)(g)     Summary Description of the Sudbury, Inc. Incentive Bonus Plan.  (Exhibit (10)(g) to Form 10-K for the fiscal year ended
            May 31, 1994.)

(10)(h)     Directors' Deferral Plan adopted September 12, 1994.

(10)(i)     1995 Stock Option Plan.

(10)(j)     Employment Agreement between Jacques R. Sardas and Sudbury, Inc. dated July 28, 1995.

(10)(k)     Non-Qualified Stock Option Agreement between Sudbury, Inc. and Jacques R. Sardas dated July 28, 1995.

(11)        Statement re: Computation of Per Share Earnings

(13)        Selected portions of the 1995 Annual Report

(21)        Subsidiaries of the Company

(23)        Consent of Independent Auditors

(27)        Financial Data Schedule

The above exhibits are available to shareholders upon written request to:

                                  Corporate Secretary
                                  Sudbury, Inc.
                                  30100 Chagrin Boulevard, Suite 203
                                  Cleveland, Ohio 44124