Form 10-Q
period 1995-08-31
SUDBURY INC
filed 1995-10-12
CIK 811801

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended AUGUST 31, 1995
                                    ---------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

             Commission File Number      0-10023
                                    -----------------

                                 SUDBURY, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                                 34-1546292
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

30100 CHAGRIN BOULEVARD, SUITE 203
CLEVELAND, OHIO                                                         44124
-------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's Telephone Number, including Area Code:  (216) 464-7026

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES   X            NO
                              ------            ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES   X            NO
                              ------            ------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common shares,
$0.01 par value, as of October 4, 1995: 10,511,856           --------------
--------------------------------------  ----------

                                     INDEX

                         SUDBURY, INC. AND SUBSIDIARIES



                                                                                                      PAGE
                                                                                                     --------

PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

                         Condensed Consolidated Balance Sheets
                         as of August 31, 1995 and May 31, 1995                                      3  -  4

                         Condensed Consolidated Statements of
                         Income for the three-month periods
                         ended August 31, 1995 and August 31,
                         1994                                                                              5

                         Condensed Consolidated Statements of
                         Cash Flows for the three-month periods
                         ended August 31, 1995 and August 31,
                         1994                                                                              6

                         Notes to Condensed Consolidated
                         Financial Statements                                                        7  -  8


       Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    9  - 10



PART II - OTHER INFORMATION



       Item 1.      Legal Proceedings                                                                     11


       Item 6.      Exhibits and Reports on Form 8-K                                                      11

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SUDBURY, INC. AND SUBSIDIARIES

ASSETS


                                                                         AUGUST 31,                MAY 31,
                                                                           1995                     1995
                                                                        (UNAUDITED)               (AUDITED)
                                                                        -----------               ---------
(Dollars in thousands)

CURRENT ASSETS
  Cash and cash equivalents                                             $     86                  $  3,548
  Accounts receivable, net of allowance                                   38,107                    41,800
  Inventories                                                             20,312                    18,124
  Deferred taxes and other                                                 6,966                     7,276
                                                                        --------                  --------
                      TOTAL CURRENT ASSETS                                65,471                    70,748

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                               2,263                     2,263
  Buildings                                                               17,361                    17,334
  Machinery and equipment                                                 55,508                    53,580
                                                                        --------                  --------
                                                                          75,132                    73,177
  Less accumulated depreciation                                           20,651                    18,931
                                                                        --------                  --------
         NET PROPERTY, PLANT AND EQUIPMENT                                54,481                    54,246

OTHER ASSETS                                                               4,689                     4,643
                                                                        --------                  --------

                                                                        $124,641                  $129,637
                                                                        ========                  ========





See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          AUGUST 31,               MAY 31,
                                                                            1995                    1995
                                                                         (UNAUDITED)              (AUDITED)
                                                                         -----------              ---------

(Dollars in thousands)
CURRENT LIABILITIES
  Trade accounts payable                                                 $ 21,957                 $ 25,891
  Accrued compensation and employee benefits                               11,729                   14,286
  Other accrued expenses                                                   14,088                   14,131
  Current maturities of long-term debt                                        584                      678
                                                                         --------                 --------
        TOTAL CURRENT LIABILITIES                                          48,358                   54,986

LONG-TERM DEBT                                                             16,299                   17,978

OTHER LONG-TERM LIABILITIES                                                12,160                   12,121

STOCKHOLDERS' EQUITY
  Common Stock - par value $0.01 per
    share; authorized 20,000,000 shares;
    10,417,802 (10,289,883 at May 31,
    1995) shares issued and outstanding                                       104                      103
  Additional paid-in capital                                               22,658                   22,076
  Retained earnings                                                        25,899                   23,210
  Minimum pension liability adjustment - net                                 (837)                    (837)
                                                                         --------                 --------
        TOTAL STOCKHOLDERS' EQUITY                                         47,824                   44,552
                                                                         --------                 --------

                                                                         $124,641                 $129,637
                                                                         ========                 ========




See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SUDBURY, INC. AND SUBSIDIARIES


                                                                               THREE MONTHS ENDED
                                                                         ------------------------------
                                                                       AUGUST 31,               AUGUST 31,
                                                                         1995                     1994
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(In thousands, except per share amounts)

Net sales                                                               $ 71,213                 $ 67,720

Costs of products sold                                                    60,192                   57,245
                                                                        --------                 --------

    GROSS PROFIT                                                          11,021                   10,475

Selling and administrative expenses                                        6,403                    6,167
                                                                        --------                 --------

    OPERATING INCOME                                                       4,618                    4,308

Interest expense - net                                                      (460)                    (800)
Other income (expense)                                                        77                       (7)
                                                                        --------                 --------

Income before income taxes                                                 4,235                    3,501
Income tax expense                                                         1,546                    1,282
                                                                        --------                 --------

    NET INCOME                                                          $  2,689                 $  2,219
                                                                        ========                 ========

Net income per common share                                             $    .21                 $    .18
                                                                        ========                 ========

Average common shares and common share
 equivalents outstanding                                                  12,752                   12,563
                                                                        ========                 ========





See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUDBURY, INC. AND SUBSIDIARIES


                                                                              THREE MONTHS ENDED
                                                                      ----------------------------------
                                                                         AUGUST 31,             AUGUST 31,
                                                                           1995                   1994
                                                                        (UNAUDITED)            (UNAUDITED)
                                                                        -----------            -----------
(Dollars in thousands)

OPERATING ACTIVITIES:
  Net income                                                             $  2,689              $  2,219
  Items included not affecting cash:
    Depreciation and amortization                                           2,387                 2,107
    Other                                                                     230                 1,311
  Changes in operating assets and liabilities                              (5,080)               (1,532)
                                                                         --------              --------
      NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                                            226                 4,105

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (2,457)               (2,080)
  Proceeds from sale of property, plant,
    equipment and other - net                                                 153                    28
                                                                         --------              --------
      NET CASH USED IN INVESTING ACTIVITIES                                (2,304)               (2,052)

FINANCING ACTIVITIES:
  Borrowings, refinancings and repayments:
    Long-term borrowings                                                   17,600                69,541
    Reductions of debt                                                    (19,456)              (71,978)
  Common stock issued                                                         472                   280
                                                                         --------              --------
      NET CASH USED IN FINANCING ACTIVITIES                                (1,384)               (2,157)
                                                                         --------              --------

      DECREASE IN CASH                                                     (3,462)                 (104)

  Cash and cash equivalents at beginning
   of period                                                                3,548                   245
                                                                         --------              --------

      CASH AND CASH EQUIVALENTS AT END OF
       PERIOD                                                            $     86              $    141
                                                                         ========              ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE A -- BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

       Certain amounts for the three months ended August 31, 1994 have been reclassified to conform to the presentation at August 31, 1995.

NOTE B -- INVENTORIES
       The components of inventories are summarized as follows (in thousands):

                                                                          August 31,            May 31,
                                                                             1995                1995
                                                                         ------------          -------
        Raw materials and supplies                                         $ 7,417             $ 7,474
        Work in process                                                      8,125               7,217
        Finished products                                                    5,219               3,875
                                                                           -------             -------
                                         Total at FIFO                      20,761              18,566
        Less excess of FIFO cost over LIFO values                              449                 442
                                                                           -------             -------
                                                                           $20,312             $18,124
                                                                           =======             =======

NOTE C -- CONTINGENCIES
        The Company is party to a number of lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions, product liability and environmental, safety and health matters.

        All operating locations acquired by the Company since 1984 operate in a variety of locations and industries where environmental situations could exist based on current or past operations. Certain operating and non-operating subsidiaries of the Company have been named as potentially responsible parties ("PRPs") liable for cleanup of known environmental conditions. For known situations, the Company, with the assistance of environmental engineers and consultants, has accrued amounts to cover estimated future environmental expenditures. The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. It is possible, however, that future environmental expenditures may be more or less than accrued amounts, or there could exist unknown environmental situations at existing or previously owned businesses for which the future cost is not known or accrued at August 31, 1995.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE C -- CONTINGENCIES  (CONTINUED)
        While the ultimate result of the above contingencies cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

        Under the terms of the January 1992 employment agreement with Jacques
R. Sardas, Chairman, President and Chief Executive Officer of the Company, if Mr. Sardas' employment is terminated for cause, or due to Mr. Sardas' death, disability or voluntary resignation before the end of his 1992 employment agreement in January 1996, the Company is obligated to pay to Mr. Sardas, in cancellation of his currently exercisable 1,764,706 stock options issued under his 1992 stock option agreement ("1992 Stock Options"), the appraised value of the shares underlying the 1992 Stock Options as determined by an investment banking firm or appraiser mutually acceptable to the Company and Mr. Sardas, less the exercise price thereof. The appraised value of the shares underlying the 1992 Stock Options may differ from the trading price of the Company's Common Stock. The Company is the beneficiary of a key-man life insurance policy on Mr. Sardas' life in the amount of $14,000,000. The proceeds of this policy would be used to help fulfill the Company's obligation in the event of Mr. Sardas' death.

        In July 1995, the Company and Mr. Sardas entered into an employment agreement ("1996 Employment Agreement") which extends Mr. Sardas' employment subsequent to the expiration of his 1992 employment agreement through January 1998. Under the 1996 Employment Agreement, Mr. Sardas has the right to sell to the Company the Common Stock underlying the 1992 Stock Options (the "Option Stock") in five separate approximately semi-annual installments commencing February 7, 1996, through January 13, 1998. The purchase price for the Option Stock is the per share fair market value on the purchase date based on quoted prices on the principal stock exchange on which the Company's Common Stock is traded ("Fair Market Value"). Mr. Sardas generally may delay his right to sell any installment of the Option Stock until the next succeeding purchase date.
If at that next succeeding purchase date Mr. Sardas does not tender such shares of Option Stock, the Company will have no further repurchase obligation for such shares. Under the terms of the 1996 Employment Agreement, if Mr. Sardas' employment is terminated other than for cause or due to Mr. Sardas' death or disability, the Company is obligated to pay to Mr. Sardas, at Mr. Sardas' election at that time or at the next installment purchase date, the Fair Market Value of the Option Stock. Alternatively, in such event, if Mr. Sardas does not exercise such election, he or his estate or representative will maintain the right to sell the Option Stock in installments as noted above. If the 1996 Employment Agreement is terminated by the Company for cause, then the Company has the right to purchase the Option Stock for the Fair Market Value thereof subject to Mr. Sardas' right to decline to tender such shares. In the event he declines to tender such shares, the Company's obligation to purchase the Option Stock will terminate.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1995 COMPARED TO THREE
----------------------------------------------------------------------------
MONTHS ENDED AUGUST 31, 1994
----------------------------


        SALES. The Company's net sales for the first quarter of fiscal 1996 increased by 5% to $71.2 million from $67.7 million in the prior year's quarter. Sales at the Company's Wagner Casting Company ("Wagner") subsidiary increased by 14% over the prior year period which more than offset a decrease in sales of $.9 million at the Company's remaining businesses. New business and the presence of Wagner's products on successful automotive vehicle platforms benefited Wagner in the first quarter of fiscal 1996. Partially offsetting the increase at Wagner were reductions in sales at Industrial Powder Coatings ("IPC") and Cast-Matic. During the quarter, IPC's sales volume was adversely impacted by the temporary suspension of $1.0 million of automotive coil spring coating business as a result of a model change-over. The Company expects this business to return in the third quarter of fiscal 1996. Cast-Matic's sales declined due primarily to $.6 million in sales in the prior year to a customer which is no longer in business and from a general reduction in orders from its propane gas regulator valve customers.

        For the quarter, the overall increase in sales of $3.5 million came from net new business of $7.2 million and price increases of $.6 million less volume declines of $4.3 million on existing products. The $7.2 million of net new business came principally from $1.2 million in sales from IPC's new blank coating line and $2.4 million in sales at Wagner for Ford Motor Company's World Car program.

        GROSS PROFIT. Gross profit as a percentage of net sales was 15.5% in the first quarter of fiscal 1996, which was unchanged from the same quarter of fiscal 1995. In the first quarter of fiscal 1996, Wagner's margins were negatively impacted by $.1 million due to price increases in scrap steel which is the principal raw material used at Wagner. By contrast, in the prior year period, Wagner benefited from a $.3 million decrease in the price of scrap steel prices. Commitments with most of Wagner's major customers allow Wagner to pass on the majority of increases or decreases in the cost of scrap steel to these customers, however, these adjustments are generally passed along three to six months subsequent to the time the change occurs.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased from 9.1% in the prior year quarter to 9.0% for the current quarter principally due to higher sales. In terms of dollars, expenses increased by $.2 million due principally to an increase in selling expenses associated with higher revenues.

        INTEREST EXPENSE. Interest expense decreased by $340,000 due to significantly lower borrowing levels in the current period.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


        AUTOMOTIVE AND LIGHT TRUCK MARKETS. As approximately 60% of the Company's sales are dependent on the automotive and light truck markets in the United States and Europe, related profits will be dependent on sales of vehicles in these markets for the remainder of the year. The automotive industry has started to experience a decrease in sales compared to the prior year which if sustained will impact the Company's future results.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided cash of $.2 million in the first quarter of fiscal 1996 compared to $4.1 million in the first quarter of fiscal 1995. The decrease in cash provided resulted primarily from an increase in working capital of $5.1 million in the current quarter.

        Long-term debt (including current maturities) at August 31, 1995 was $16.9 million, a decrease of $1.8 million from May 31, 1995. Long-term debt represents 26% of long-term debt plus stockholders' equity at August 31, 1995 compared to 30% at May 31, 1995. At August 31, 1995 the Company had the ability to borrow an additional $34.5 million under its revolving credit facility.

        Capital expenditures were $2.5 million in the first quarter of fiscal 1996 compared with $2.1 million in the prior year quarter. Capital expenditures for the remainder of the year are expected to be higher than the rate experienced in the first quarter as the Company expects to incur capital expenditures of approximately $25 million in fiscal 1996. Major projects in fiscal 1996 include Wagner's $12 million ductile iron modernization project and IPC's electrodeposition coatings plant in Mexico.

        The Company believes that funds available under its current bank facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements for the remainder of the fiscal year.

PART II OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS
          -----------------

          Certain litigation was described in the Company's annual report on Form 10-K for the year ended May 31, 1995. There have been no material developments in the described cases for the fiscal quarter ended August 31, 1995.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          The Company did not file any reports on Form 8-K during the three months ended August 31, 1995.



                               EXHIBIT INDEX
                               -------------
EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
-------                                                  ----------------------
(4)(a)    Amendment to Credit Agreement dated                      13
          August 30, 1995 entered into by and
          among Sudbury, Inc.,  National City
          Bank and Star Bank, National Association
          and National City Bank in its capacity
          as Agent.

(11)      Statement re: Computation of Per Share                   19
          Earnings

(27)      Financial Data Schedule                                  20

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




Date:  October 12, 1995