Form 10-Q
period 1995-11-30
SUDBURY INC
filed 1996-01-16
CIK 811801

                                                            FORM 10-Q

                                                SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D. C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended NOVEMBER 30, 1995
                                    -----------------

                                                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------

             Commission File Number      0-10023
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
YES   X            NO
   ------            -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date:  COMMON SHARES, $0.01 PAR VALUE, AS OF JANUARY 5, 1996:   10,574,133


                                     INDEX
                         SUDBURY, INC. AND SUBSIDIARIES


                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION


     Item 1.  Financial Statements
                         Condensed Consolidated Balance Sheets
                         as of November 30, 1995 and May 31, 1995                                     3  - 4

                         Condensed Consolidated Statements of
                         Operations for the three-month periods
                         ended November 30, 1995 and November 30,
                         1994                                                                              5

                         Condensed Consolidated Statements of
                         Operations for the six-month periods
                         ended November 30, 1995 and November 30,
                         1994                                                                              6

                         Condensed Consolidated Statements of
                         Cash Flows for the six-month periods
                         ended November 30, 1995 and November 30,
                         1994                                                                              7

                         Notes to Condensed Consolidated
                         Financial Statements                                                        8 -  10


       Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                   11 -  13


PART II - OTHER INFORMATION


       Item 1.      Legal Proceedings                                                                     14

       Item 4.      Submission of Matters to a Vote of Security Holders                                   14

       Item 5.      Other Information                                                                     15

       Item 6.      Exhibits and Reports on Form 8-K                                                      20

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SUDBURY, INC. AND SUBSIDIARIES

ASSETS


                                                                        NOVEMBER 30,               MAY 31,
                                                                           1995                     1995
                                                                        (UNAUDITED)               (AUDITED)
                                                                        -----------               ---------
(DOLLARS IN THOUSANDS)

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                             $     39                  $  3,548
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE                                   44,056                    41,800
  INVENTORIES                                                             20,458                    18,124
  DEFERRED TAXES AND OTHER                                                 7,727                     7,276
                                                                        --------                  --------
                      TOTAL CURRENT ASSETS                                72,280                    70,748

PROPERTY, PLANT AND EQUIPMENT
LAND AND LAND IMPROVEMENTS                                                 2,284                     2,263
  BUILDINGS                                                               17,441                    17,334
  MACHINERY AND EQUIPMENT                                                 60,403                    53,580
                                                                        --------                  --------
                                                                          80,128                    73,177
  LESS ACCUMULATED DEPRECIATION                                           22,673                    18,931
                                                                        --------                  --------
         NET PROPERTY, PLANT AND EQUIPMENT                                57,455                    54,246

OTHER ASSETS                                                               5,297                     4,643
                                                                        --------                  --------

                                                                        $135,032                  $129,637
                                                                        ========                  ========





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PART I, ITEM 1 - FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         NOVEMBER 30,              MAY 31,
                                                                            1995                    1995
                                                                         (UNAUDITED)              (AUDITED)
                                                                         -----------              ---------
(DOLLARS IN THOUSANDS)
CURRENT LIABILITIES
  TRADE ACCOUNTS PAYABLE                                                 $ 24,910                 $ 25,891
  ACCRUED COMPENSATION AND EMPLOYEE BENEFITS                               12,360                   14,286
  OTHER ACCRUED EXPENSES                                                   12,752                   14,131
  CURRENT MATURITIES OF LONG-TERM DEBT                                        557                      678
                                                                         --------                 --------
        TOTAL CURRENT LIABILITIES                                          50,579                   54,986

LONG-TERM DEBT                                                             20,035                   17,978

OTHER LONG-TERM LIABILITIES                                                11,824                   12,121

STOCKHOLDERS' EQUITY
  COMMON STOCK - PAR VALUE $0.01 PER
    SHARE; AUTHORIZED 20,000,000 SHARES;
    10,573,782 (10,289,883 AT MAY 31,
    1995) SHARES ISSUED AND OUTSTANDING                                       106                      103
  ADDITIONAL PAID-IN CAPITAL                                               23,348                   22,076
  RETAINED EARNINGS                                                        29,977                   23,210
  MINIMUM PENSION LIABILITY ADJUSTMENT - NET                                 (837)                    (837)
                                                                         --------                 --------
        TOTAL STOCKHOLDERS' EQUITY                                         52,594                   44,552
                                                                         --------                 --------

                                                                         $135,032                 $129,637
                                                                         ========                 ========





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                THREE MONTHS ENDED
                                                                        ------------------------------
                                                                      NOVEMBER 30,            NOVEMBER 30,
                                                                         1995                     1994
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(In thousands, except per share amounts)
Net sales                                                               $ 76,560                 $ 74,355

Costs of products sold                                                    63,345                   61,777
                                                                        --------                 --------

    GROSS PROFIT                                                          13,215                   12,578

Selling and administrative expenses                                        6,272                    6,479
                                                                        --------                 --------

    OPERATING INCOME                                                       6,943                    6,099

Interest expense - net                                                      (508)                   (759)
Other (expense) income                                                       (11)                      59
                                                                        --------                 --------

Income before income taxes                                                 6,424                    5,399
Income tax expense                                                         2,344                    1,974
                                                                        --------                 --------

    NET INCOME                                                          $  4,080                 $  3,425
                                                                        ========                 ========

Net income per share:
  Primary and fully diluted                                             $    .32                 $    .27
                                                                        ========                 ========

Common shares and common share equivalents:
  Primary and fully diluted                                               12,869                   12,722
                                                                        ========                 ========




See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


                                                                               SIX MONTHS ENDED
                                                                        ------------------------------
                                                                      NOVEMBER 30,            NOVEMBER 30,
                                                                         1995                     1994
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(In thousands, except per share amounts)
Net sales                                                               $147,773                $142,075

Costs of products sold                                                   123,537                 119,022
                                                                        --------                --------

    GROSS PROFIT                                                          24,236                  23,053

Selling and administrative expenses
                                                                          12,679                  12,646
                                                                         -------                --------

     OPERATING INCOME                                                     11,557                  10,407

Interest expense - net                                                      (966)                 (1,559)
Other income                                                                  66                      52
                                                                        --------                --------
Income before income taxes                                                10,657                   8,900
Income tax expense                                                         3,890                   3,256
                                                                        --------                --------

    NET INCOME                                                          $  6,767                $  5,644
                                                                        ========                ========

Net income per share:
  Primary and fully diluted                                             $    .53                $    .45
                                                                        ========                ========
Common shares and common share equivalents:
  Primary and fully diluted                                               12,851                  12,641
                                                                        ========                ========




See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUDBURY, INC. AND SUBSIDIARIES


                                                                               SIX MONTHS ENDED
                                                                        ------------------------------
                                                                      NOVEMBER 30,            NOVEMBER 30,
                                                                         1995                     1994
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(Dollars in thousands)
OPERATING ACTIVITIES:
  Net income                                                             $  6,767              $  5,644
  Items included not affecting cash:
    Depreciation and amortization                                           4,758                 4,239
    Deferred taxes                                                         (1,136)                2,359
    Other                                                                     259                   835
  Changes in operating assets and liabilities                              (9,649)               (1,675)
                                                                         --------              --------
      NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                                            999                11,402

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (7,511)               (6,713)
  Proceeds from sale of property, plant,
    equipment and other - net                                                 166                   202
                                                                         --------              --------
      NET CASH USED IN INVESTING ACTIVITIES                                (7,345)               (6,511)

FINANCING ACTIVITIES:
  Borrowings, refinancings and repayments:
    Long-term borrowings                                                   38,000               140,952
    Reductions of debt                                                    (36,280)             (146,677)
  Common stock issued                                                       1,073                   598
  Tax benefit from stock option transactions                                   44                   111
                                                                         --------              --------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                                 2,837                (5,016)
                                                                         --------              --------

      DECREASE IN CASH                                                     (3,509)                 (125)

  Cash and cash equivalents at beginning of
    period                                                                  3,548                   245
                                                                         --------              --------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     39              $    120
                                                                         ========              ========




See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE A -- BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended November 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

       Certain amounts for the six months ended November 30, 1994 have been reclassified to conform to the presentation at November 30, 1995.

NOTE B -- INVENTORIES
       The components of inventories are summarized as follows (in thousands):

                                                                         November 30,          May 31,
                                                                             1995                1995
                                                                         ------------          -------
        Raw materials and supplies                                         $ 7,488             $ 7,474
        Work in process                                                      8,579               7,217
        Finished products                                                    4,797               3,875
                                                                           -------             -------
                                    Total at FIFO                           20,864              18,566
        Less excess of FIFO cost over LIFO values                              406                 442
                                                                           -------             -------
                                                                           $20,458             $18,124
                                                                           =======             =======

NOTE C -- CONTINGENCIES
        The Company is party to a number of lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions, product liability and environmental, safety and health matters.

        All operating locations acquired by the Company since 1984 operate in a variety of locations and industries where environmental situations could exist based on current or past operations. Certain operating and non-operating subsidiaries of the Company have been named as potentially responsible parties ("PRPs") liable for cleanup of known environmental conditions. For known situations, the Company, with the assistance of environmental engineers and consultants, has accrued amounts to cover estimated future environmental expenditures. The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. It is possible, however, that future environmental expenditures may be more or less than accrued amounts, or there could exist unknown environmental situations at existing or previously owned businesses for which the future cost is not known or accrued at November 30, 1995.

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

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE D -- SUBSEQUENT EVENT

        On December 29, 1995, the Company completed the sale of its South Coast Terminals, Inc. ("South Coast") subsidiary to an affiliate of KMCO, Inc. Proceeds from the sale of $18,250,000 are subject to certain purchase price adjustments for final working capital balances. The proceeds were used to reduce certain indebtedness of South Coast and the Company and may be used to provide additional funds for the future growth and expansion of the Company's core businesses. The Company is in the process of finalizing its calculation of the gain on the sale.

        For the year ended May 31, 1995, South Coast had sales of $23,484,000 and total assets at May 31, 1995 of $16,558,000 which accounted for approximately 8% and 13% of the Company's consolidated revenues and total assets, respectively.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1994

        SALES. The Company's net sales for the second quarter of fiscal 1996 increased by 3% to $76.6 million from $74.4 million in the prior year's quarter. The increase in sales came principally from the Company's Industrial Powder Coatings ("IPC") subsidiary whose sales increased by $3.1 million or 27% over the prior year period as a result of the ramp up of production at its blank coating facility in Louisville, Kentucky. In the second quarter, the blank coating facility sales were $4.0 million of which $3.1 million represented the pass through of steel blank material cost. Partially offsetting this increase were reductions in IPC's sales volume due to automotive model changeover affecting its coil spring coating business. The remaining companies' sales as a whole were down by $.9 million when compared to the prior year period generally reflecting a slowing in the overall economy.

        For the quarter, the overall increase in sales of $2.2 million came from net new business of $8.8 million and price increases of $.8 million less volume declines of $7.4 million on existing products. The $8.8 million of net new business came principally from $4.0 million in sales from IPC's new blank coating line and $2.0 million in sales at the Company's Wagner Castings Company ("Wagner") subsidiary for the Ford World Car program.

        GROSS PROFIT. Gross profit as a percentage of net sales was 17.3% in the second quarter of fiscal 1996 compared to 16.9% in the same quarter of fiscal 1995. The increase in margin rate resulted from production efficiency gains achieved by the Company's Wagner and Iowa Mold Tooling ("IMT") subsidiaries.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased from 8.7% in the prior year quarter to 8.2% for the current quarter due principally to higher sales. In terms of dollars, expenses decreased by $.2 million due principally to the favorable resolution of an environmental issue at the Company's Cast-Matic subsidiary for which $.2 million had been previously reserved.

        INTEREST EXPENSE. Interest expense decreased by $.3 million due to significantly lower borrowing levels in the current period and a decrease in the Company's interest rates under its credit facility which was entered into in May 1995.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - SIX MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1994

        SALES. The Company's net sales for the current six month period increased by 4% to $147.8 million from $142.1 million in the prior year period. The Company experienced sales growth at Wagner due to new automotive related business and IPC as a result of the ramp up of production at its blank coating facility. Overall, sales increased by $13.5 million from net new business of which $4.0 million represented the pass through of steel blank material cost and by $1.4 million as a result of price increases. These increases more than offset a decrease in sales of existing products of $9.2 million.

        GROSS PROFIT. Gross profit as a percentage of net sales was 16.4% for the current six month period compared to 16.2% in the prior year period. The increase in margin rate came from higher sales volumes and improved operating efficiencies at Wagner and IMT.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased from 8.9% in the prior year period to 8.6% for the current period due principally to higher sales. In terms of dollars, such expenses were approximately flat when compared to the prior year period.

        INTEREST EXPENSE. Interest expense decreased by $.6 million due to significantly lower borrowing levels in the current period and a decrease in the Company's interest rates under its credit facility which was entered into in May 1995.

        AUTOMOTIVE AND LIGHT TRUCK MARKETS. Approximately 60% of the Company's sales are dependent on the automotive and light truck markets in the United States and Europe; therefore, related profits will be dependent on sales of vehicles in these markets in the next twelve months. For the first six months of the current year, sales in the automotive industry have been slightly below those experienced in the prior year.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 1996, operating activities provided cash of $1.0 million compared to $11.4 million in the first six months of fiscal 1995. The decrease in cash provided resulted principally from increases in working capital and income tax payments.

        Long-term debt (including current maturities) at November 30, 1995 was $20.6 million, an increase of $1.9 million from May 31, 1995. Long-term debt increased as a result of borrowings under the Company's revolving credit agreement to finance capital expenditures and increases in working capital. Long-term debt represents 28% of long-term debt plus stockholders' equity at November 30, 1995 compared to 30% at May 31, 1995. At November 30, 1995, the Company had the ability to borrow an additional $29.9 million under its revolving credit facility.

        In December 1995, the Company sold its South Coast subsidiary for $18.25 million subject to final adjustments for working capital. The Company used the proceeds to reduce certain long-term debt of South Coast and the Company, and to provide a source of funds for future growth and expansion of the Company's core businesses.

     For the six months ended November 30, 1995, capital expenditures were $7.5 million compared with $6.7 million in the prior year period. Capital expenditures for the remainder of the year are expected to be higher than the rate experienced in the first six months as the Company expects to incur capital expenditures of approximately $25 million in fiscal 1996. Major projects in fiscal 1996 include Wagner's $12 million ductile iron modernization project and IPC's electrodeposition coatings plant in Mexico.

     The Company believes that funds available under its current bank facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements for the next twelve months.

PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

       Certain litigation was disclosed in the Company's annual report on Form 10-K for the year ended May 31, 1995. There have been no material developments in the described cases for the fiscal quarter ended November 30, 1995, other than as discussed below.

       In connection with confirmation of the Company's bankruptcy Plan of Reorganization, the Company intervened and dismissed a pending derivative action brought in 1985 by John H. Bennett, a stockholder of the Company. The plaintiff appealed this dismissal and certain related orders to the United States Court of Appeals for the Sixth Circuit. By order entered June 27, 1995, the Sixth Circuit Court of Appeals dismissed the appeals as moot. The time for further appeals by the plaintiff has expired concluding the litigation.

       In October 1989, the United States filed a Complaint, UNITED STATES V RALPH RIEHL, JR., ET AL, in the United States District Court for the Western District of Pennsylvania ("District Court") against TransPlastics, Inc., a non-operating subsidiary of the Company, seeking approximately $3.3 million of costs allegedly incurred by the United States Environmental Protection Agency ("U.S. EPA"), as well as prejudgment interest and declaratory relief for future cleanup costs at the Millcreek Dump Superfund Site in Millcreek Township, Pennsylvania. In fiscal 1995, the federal government and TransPlastics, Inc. entered into a settlement agreement by which the U.S. EPA agreed to accept $500,000 in settlement of its pending claims at this site, which was within the amount previously accrued by the Company. The agreement includes a provision granting TransPlastics contribution protection for matters addressed in the settlement. Following a mandatory notice period, the agreement was submitted to the District Court. On November 20, 1995, the settlement agreement was approved by the District Court, concluding TransPlastics' involvement in this litigation. Payment of this claim was made in December 1995.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Annual Meeting of Stockholders of the Company held on September 28, 1995, the stockholders considered and voted on: (1) the election of seven directors for one-year terms expiring in 1996 or until their successors have been duly elected and qualified; (2) a resolution proposed by the Board of Directors that the stockholders approve the Company's 1995 Stock Option Plan and (3) a resolution ratifying the action of the Board of Directors in selecting and appointing Ernst & Young LLP as independent auditors for the Company for the fiscal year ending May 31, 1996.

       All of management's nominees for directors as listed in the proxy statement were elected by the following votes:

PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED

                 Cloyd J. Abruzzo                          For                      7,683,649
                                                           Withheld                    21,079
                 Jerry A. Cooper                           For                      7,683,649
                                                           Withheld                    21,079
                 Preston Heller, Jr.                       For                      7,682,377
                                                           Withheld                    22,351
                 James A. Karman                           For                      7,683,449
                                                           Withheld                    21,279
                 David A. Preiser                          For                      7,670,635
                                                           Withheld                    34,093
                 Jacques R. Sardas                         For                      7,682,534
                                                           Withheld                    22,194
                 Thomas F. Slater                          For                      7,683,649
                                                           Withheld                    21,079

       The proposal to approve the Company's 1995 Stock Option Plan was passed by the following vote:

                 Shares Voted For                          6,280,237
                 Shares Voted Against                      1,008,077
                 Abstentions                                 141,360

       The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors was passed by the following vote:

                 Shares Voted For                          7,676,431
                 Shares Voted Against                         22,394
                 Abstentions                                   5,902

ITEM 5. - OTHER INFORMATION

       Effective December 29, 1995, the Company sold the capital stock of its wholly-owned subsidiary, South Coast Terminals, Inc. ("South Coast"), a Texas corporation. The disposition of South Coast was consummated in accordance with the terms of an Agreement and Plan of Merger ("the Agreement") dated as of December 22, 1995 by and among the Company, South Coast and an affiliate of KMCO, Inc., a Texas corporation.

       The aggregate consideration paid to the Company in exchange for the outstanding capital stock of South Coast was $18.25 million which is subject to certain purchase price adjustments for final working capital balances as defined in the Agreement. The Company used the proceeds to reduce the certain indebtedness of South Coast and the Company, and to provide additional funds for future growth and expansion of the Company's core businesses. The aggregate consideration received by the Company was determined through arm's length negotiations between representatives of the purchaser and the Company. The Company did not, nor to the knowledge of the Company, did any affiliate, director or officer of the Company have any material relationship with the purchaser prior to the disposition of South Coast.

PART II - OTHER INFORMATION

The following pro forma financial information is included herein:

       (i) Pro Forma Condensed Consolidated Balance Sheet (Unaudited) as of November 30, 1995.

       (ii) Pro Forma Condensed Consolidated Statement of Operations (Unaudited) for the fiscal year ended May 31, 1995.

       (iii) Pro Forma Condensed Consolidated Statement of Operations (Unaudited) for the six months ended November 30, 1995.


          PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        SUDBURY, INC. AND SUBSIDIARIES


(DOLLARS IN THOUSANDS)
                                                   HISTORICAL                                  PRO FORMA
                                                   NOVEMBER 30,          PRO FORMA             NOVEMBER 30,
                                                       1995           ADJUSTMENT (A)              1995
                                                   -----------        --------------           -----------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents                        $     39            $  7,882                $  7,921
   Account receivable, net                            44,056              (3,256)                 40,800
   Inventories                                        20,458              (1,082)                 19,376
   Deferred taxes and other                            7,727                (140)                  7,587
                                                    --------            --------                --------
         TOTAL CURRENT ASSETS                         72,280               3,404                  75,684

PROPERTY, PLANT AND EQUIPMENT, NET
   Land and land improvements                          2,284                (880)                  1,404
   Buildings                                          17,441             (12,102)                  5,339
   Machinery and equipment                            60,403              (8,305)                 52,098
                                                    --------            --------                --------
                                                      80,128             (21,287)                 58,841
   Less accumulated depreciation                      22,673              (8,108)                 14,565
                                                    --------            --------                --------
         TOTAL PROPERTY PLANT
          AND EQUIPMENT                               57,455             (13,179)                 44,276

OTHER ASSETS                                           5,297                                       5,297
                                                    --------            --------                --------

                 TOTAL ASSETS                       $135,032           $  (9,775)               $125,257
                                                    ========           =========                ========

(A) To reflect: (1) the sale of South Coast Terminals, Inc. for cash proceeds of $18,250,000 (2) the payment of $10,368,000 of indebtedness, (3) the accrual of legal, consulting and certain other costs related to the disposition, and (4) the franchise tax liability related to the disposition. The availability of capital loss carryforwards will result in no federal income tax expense from the disposition.



PART II - OTHER INFORMATION

          PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        SUDBURY, INC. AND SUBSIDIARIES


(DOLLARS IN THOUSANDS)


                                                   HISTORICAL                                   PRO FORMA
                                                   NOVEMBER 30,          PRO FORMA              NOVEMBER 30,
                                                       1995           ADJUSTMENT (A)               1995
                                                   -----------        --------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
    Trade accounts payable                          $ 24,910            $ (1,147)               $ 23,763
    Accrued compensation and
     employee benefits                                12,360                (427)                 11,933
    Other accrued expenses                            12,752                 361                  13,113
    Current maturities of debt                           557                (287)                    270
                                                    --------            --------                --------
       TOTAL CURRENT LIABILITIES                      50,579              (1,500)                 49,079

LONG-TERM DEBT                                        20,035             (10,092)                  9,943

OTHER LONG-TERM LIABILITIES                           11,824                 300                  12,124

STOCKHOLDERS' EQUITY
    Common stock - par value
     $0.01 per share; authorized
     20,000,000 shares; 10,573,782
     shares issued and outstanding                       106                                         106
    Additional paid-in capital                        23,348                                      23,348
    Retained earnings                                 29,977               1,517                  31,494
    Minimum pension liability
     adjustment - net                                   (837)                                       (837)
                                                    --------            --------                --------
       TOTAL STOCKHOLDERS' EQUITY                     52,594               1,517                  54,111
                                                    --------            --------                --------

             TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                  $135,032            $ (9,775)               $125,257
                                                    ========            ========                ========

(A) To reflect: (1) the sale of South Coast Terminals, Inc. for cash proceeds of $18,250,000 (2) the payment of $10,368,000 of indebtedness, (3) the accrual of legal, consulting and certain other costs related to the disposition, and (4) the franchise tax liability related to the disposition. The availability of capital loss carryforwards will result in no federal income tax expense from the disposition.




PART II - OTHER INFORMATION

          PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        SUDBURY, INC. AND SUBSIDIARIES

    (DOLLARS IN THOUSANDS)

                                           HISTORICAL                                 PRO FORMA
                                      FISCAL YEAR ENDED           PRO FORMA       FISCAL YEAR ENDED
                                          MAY 31, 1995          ADJUSTMENT ( A)       MAY 31, 1995
                                      -----------------         ---------------    ------------------
Sales                                      $305,435                $(23,484)                   $281,951

Cost of sales                               254,472                 (17,241)                    237,231
                                           --------                --------                    --------

    GROSS PROFIT                             50,963                  (6,243)                     44,720

SG&A                                         28,333                  (2,708)                     25,625
                                           --------                --------                    --------

    OPERATING PROFIT                         22,630                  (3,535)                     19,095

Interest expense - net                       (2,974)                  1,621                      (1,353)

Other income                                    292                      (7)                        285
                                           --------                --------                    --------

Income before income taxes                   19,948                  (1,921)                     18,027

Income taxes (benefit)                        6,376                    (701)                      5,675
                                           --------                --------                    --------

    NET INCOME                             $ 13,572                $ (1,220)                   $ 12,352
                                           ========                ========                    ========

Net income per share:
 Primary                                   $   1.07                $   (.10)                   $    .97
                                           ========                ========                    ========
 Fully diluted                             $   1.07                $   (.10)                   $    .97
                                           ========                ========                    ========

Common shares and equivalents:
 Primary                                     12,651                  12,651                      12,651
                                           ========                ========                    ========
 Fully diluted                               12,670                  12,670                      12,670
                                           ========                ========                    ========


(A) To reflect: (1) the elimination of the results of operations for the fiscal year ended May 31, 1995 for South Coast Terminals,
    Inc. and (2) the reduction of interest expense due to the repayment of indebtedness.


PART II - OTHER INFORMATION

          PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        SUDBURY, INC. AND SUBSIDIARIES

    (DOLLARS IN THOUSANDS)

                                           HISTORICAL                                 PRO FORMA
                                      SIX MONTHS ENDED            PRO FORMA       SIX MONTHS ENDED
                                      NOVEMBER 30, 1995         ADJUSTMENT ( A)     NOVEMBER 30, 1995
                                      -----------------         ---------------     -----------------
Sales                                      $147,773                $(11,828)                   $135,945

Cost of sales                               123,537                  (8,860)                    114,677
                                           --------                --------                    --------

    GROSS PROFIT                             24,236                  (2,968)                     21,268

SG&A                                         12,679                  (1,289)                     11,390
                                           --------                --------                    --------

    OPERATING PROFIT                         11,557                  (1,679)                      9,878

Interest expense - net                         (966)                    606                        (360)

Other income                                     66                      (2)                         64
                                           --------                --------                    --------

Income before income taxes                   10,657                  (1,075)                      9,582

Income taxes (benefit)                        3,890                    (392)                      3,498
                                           --------                --------                    --------

    NET INCOME                             $  6,767                $   (683)                   $  6,084
                                           ========                ========                    ========

Net income per share:
 Primary and fully diluted                 $    .53                $   (.05)                   $    .47
                                           ========                ========                    ========

Common shares and equivalents:
 Primary and fully diluted                   12,851                  12,851                      12,851
                                           ========                ========                    ========


(A) To reflect: (1) the elimination of the results of operations for the six months ended November 30, 1995 for South Coast
    Terminals, Inc. and (2) the reduction of interest expense due to the repayment of indebtedness and investment of cash proceeds.


PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the three months ended November 30, 1995.


                                 EXHIBIT INDEX

EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
-------                                                  ----------------------
    (2)       Agreement and Plan of Merger Among
              South Coast Delaware, Inc., Sudbury,
              Inc. and South Coast Terminals, Inc.
              dated as of December 22, 1995                       22

   (10)       Employment Agreement between
              Mark E. Brody and Sudbury, Inc.                     63

   (11)       Statement re: Computation of
              Per Share Earnings                                  73

   (27)       Financial Data Schedule                             75

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SUDBURY, INC.
                                        (Registrant)



                                        By: /s/Jacques R. Sardas
                                           ----------------------------
                                            Jacques R. Sardas
                                            Chairman of the Board
                                            and Chief Executive Officer



                                        By: /s/Mark E. Brody
                                           ----------------------------
                                            Mark E. Brody
                                            Vice President and
                                            Chief Financial Officer
                                            (Chief Accounting Officer)




Date:  January 16, 1996