Form 10-Q
period 1996-02-29
SUDBURY INC
filed 1996-04-12
CIK 811801

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 1996
                                    -----------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

                    Commission File Number      0-10023
                                            ---------------

                                 SUDBURY, INC.
              ----------------------------------------------------
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
                          YES   X            NO
                              -------           -------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES   X        NO
                             -------       -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES, $0.01 PAR
VALUE, AS OF APRIL 5, 1996:   10,586,289             ------------------------
- ---------------------------   ----------

                                     INDEX
                                     -----

                         SUDBURY, INC. AND SUBSIDIARIES


                                                                      PAGE
                                                                      ----
PART I - FINANCIAL INFORMATION


     Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets
                    as of February 29, 1996 and May 31, 1995          3 - 4

                    Condensed Consolidated Statements of
                    Operations for the three-month periods
                    ended February 29, 1996 and February 28,
                    1995                                                  5

                    Condensed Consolidated Statements of
                    Operations for the nine-month periods
                    ended February 29, 1996 and February 28,
                    1995                                                  6

                    Condensed Consolidated Statements of
                    Cash Flows for the nine-month periods
                    ended February 29, 1996 and February 28,
                    1995                                                  7

                    Notes to Condensed Consolidated
                    Financial Statements                             8 - 10


     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      11 -  14


PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings                                          15

     Item 6.  Exhibits and Reports on Form 8-K                           15

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SUDBURY, INC. AND SUBSIDIARIES


ASSETS


                                                                        FEBRUARY 29,               MAY 31,
                                                                           1996                     1995
                                                                        (UNAUDITED)               (AUDITED)
                                                                        -----------               ---------
(Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                             $    251                  $  3,548
  Accounts receivable, net of allowance                                   44,198                    41,800
  Inventories                                                             20,217                    18,124
  Prepaid expenses and other                                               5,647                     7,276
                                                                        --------                  --------
                      TOTAL CURRENT ASSETS                                70,313                    70,748

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                               1,404                     2,263
  Buildings                                                                5,491                    17,334
  Machinery and equipment                                                 59,940                    53,580
                                                                        --------                  --------
                                                                          66,835                    73,177
  Less accumulated depreciation                                           16,214                    18,931
                                                                        --------                  --------
         NET PROPERTY, PLANT AND EQUIPMENT                                50,621                    54,246


OTHER ASSETS                                                               6,377                     4,643
                                                                        --------                  --------

                                                                        $127,311                  $129,637
                                                                        ========                  ========




See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         FEBRUARY 29,              MAY 31,
                                                                             1996                   1995
                                                                         (UNAUDITED)              (AUDITED)
                                                                         -----------              ---------
(Dollars in thousands)
CURRENT LIABILITIES
  Trade accounts payable                                                 $ 23,961                 $ 25,891
  Accrued compensation and employee benefits                                7,092                   14,286
  Other accrued expenses                                                   12,877                   14,131
  Current maturities of long-term debt                                        275                      678
                                                                         --------                 --------
        TOTAL CURRENT LIABILITIES                                          44,205                   54,986

LONG-TERM DEBT                                                             14,614                   17,978

OTHER LONG-TERM LIABILITIES                                                11,940                   12,121

STOCKHOLDERS' EQUITY
  Common Stock - par value $0.01 per
    share; authorized 20,000,000 shares;
    10,581,450 (10,289,883 at May 31,
    1995) shares issued and
    outstanding                                                               106                      103
  Additional paid-in capital                                               23,477                   22,076
  Retained earnings                                                        33,806                   23,210
  Minimum pension liability adjustment - net                                 (837)                    (837)
                                                                         --------                 --------
        TOTAL STOCKHOLDERS' EQUITY                                         56,552                   44,552
                                                                         --------                 --------

                                                                         $127,311                 $129,637
                                                                         ========                 ========




See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


                                                                               THREE MONTHS ENDED
                                                                     -------------------------------------
                                                                      FEBRUARY 29,             FEBRUARY 28,
                                                                         1996                     1995
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(In thousands, except per share amounts)
Net sales                                                               $ 73,428                 $ 76,247

Costs of products sold                                                    62,871                   64,507
                                                                        --------                 --------

    GROSS PROFIT                                                          10,557                   11,740

Selling and administrative expenses                                        7,366                    6,462
                                                                        --------                 --------

    OPERATING INCOME                                                       3,191                    5,278

Interest expense - net                                                      (309)                    (708)
Gain on sale of subsidiary                                                 1,511                        -
Other income                                                                 751                      177
                                                                        --------                 --------

Income before income taxes                                                 5,144                    4,747
Income tax expense                                                         1,315                    1,732
                                                                        --------                 --------

    NET INCOME                                                          $  3,829                 $  3,015
                                                                        ========                 ========

Net income per share:
  Primary and fully diluted                                             $    .30                 $    .24
                                                                        ========                 ========

Common shares and common share equivalents:
  Primary                                                                 12,822                   12,603
                                                                        ========                 ========
  Fully diluted                                                           12,822                   12,633
                                                                        ========                 ========




See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                NINE MONTHS ENDED
                                                                      ------------------------------------
                                                                      FEBRUARY 29,             FEBRUARY 28,
                                                                         1996                     1995
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(In thousands, except per share amounts)
Net sales                                                               $221,201                 $218,322

Costs of products sold                                                   186,408                  183,529
                                                                        --------                 --------

    GROSS PROFIT                                                          34,793                   34,793

Selling and administrative expenses                                       20,046                   19,108
                                                                        --------                 --------

    OPERATING INCOME                                                      14,747                   15,685

Interest expense - net                                                    (1,275)                  (2,267)
Gain on sale of subsidiary                                                 1,511                        -
Other income                                                                 818                      229
                                                                        --------                 --------

Income before income taxes                                                15,801                   13,647
Income tax expense                                                         5,205                    4,988
                                                                        --------                 --------

    NET INCOME                                                          $ 10,596                 $  8,659
                                                                        ========                 ========

Net income per share:
  Primary and fully diluted                                             $    .83                 $    .69
                                                                        ========                 ========

Common shares and common share equivalents:
  Primary and fully diluted                                               12,793                   12,633
                                                                        ========                 ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUDBURY, INC. AND SUBSIDIARIES


                                                                                NINE MONTHS ENDED
                                                                      ------------------------------------
                                                                      FEBRUARY 29,             FEBRUARY 28,
                                                                           1996                   1995
                                                                      (UNAUDITED)              (UNAUDITED)
                                                                      -----------              -----------
(Dollars in thousands)
OPERATING ACTIVITIES:
  Net income                                                           $ 10,596                 $  8,659
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                         6,872                    6,448
    Deferred taxes                                                          575                    2,095
    Gain on sale of subsidiary                                           (1,657)                       -
    Other                                                                  (695)                  (1,319)
    Changes in operating assets and liabilities
     net of effect of disposition                                       (18,744)                  (3,542)
                                                                       --------                 --------
      NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                                       (3,053)                  12,341

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                            (15,780)                 (11,648)
  Proceeds from collection of notes receivable                                -                      470
  Proceeds from sale of business                                         18,250                        -
  Proceeds from sale of property, plant,
    equipment and other - net                                               194                      146
                                                                       --------                 --------
      NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                                         2,664                  (11,032)

FINANCING ACTIVITIES:
  Borrowings, refinancings and repayments:
    Long-term borrowings                                                 52,000                  215,440
    Reductions of debt                                                  (56,075)                (217,666)
  Common stock issued                                                     1,120                      690
  Tax benefit from stock option transactions                                 47                      188
                                                                       --------                 --------
      NET CASH USED IN FINANCING ACTIVITIES                              (2,908)                  (1,348)
                                                                       --------                 --------

      DECREASE IN CASH and CASH EQUIVALENTS                              (3,297)                     (39)

  Cash and cash equivalents
   at beginning of period                                                 3,548                      245
                                                                       --------                 --------

      CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                                                $    251                 $    206
                                                                       ========                 ========



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE A -- BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended February 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.


NOTE B -- INVENTORIES
       The components of inventories are summarized as follows (in thousands):

                                                                         February 29,          May 31,
                                                                             1996               1995
                                                                         ------------          -------
        Raw materials and supplies                                         $ 7,048             $ 7,474
        Work in process                                                      9,174               7,217
        Finished products                                                    4,387               3,875
                                                                           -------             -------
                                         Total at FIFO                      20,609              18,566
        Less excess of FIFO cost over LIFO values                              392                 442
                                                                           -------             -------
                                                                           $20,217             $18,124
                                                                           =======             =======

NOTE C -- CONTINGENCIES
       The Company is party to a number of lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions, product liability and environmental, safety and health matters.

       All operating locations acquired by the Company since 1984 operate in a variety of locations and industries where environmental situations could exist based on current or past operations. Certain operating and non-operating subsidiaries of the Company have been named as potentially responsible parties ("PRPs") liable for cleanup of known environmental conditions. For known situations, the Company, with the assistance of environmental engineers and consultants, has accrued amounts to cover estimated future environmental expenditures. The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. It is possible, however, that future environmental expenditures may be more or less than accrued amounts, or there could exist unknown environmental situations at existing or previously owned businesses for which the future cost is not known or accrued at February 29, 1996.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE C -- CONTINGENCIES - (CONTINUED)
       While the ultimate result of the above contingencies cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

       In July 1995, the Company and Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company entered into an employment agreement ("1996 Employment Agreement") which extends Mr. Sardas' employment subsequent to the expiration of his 1992 employment agreement ("1992 Employment Agreement) through January 1998. In connection with the 1992 Employment Agreement, Mr. Sardas was granted 1,764,706 stock options issued under a 1992 stock option agreement ("1992 Stock Options"). Under the 1996 Employment Agreement, Mr. Sardas has the right to sell to the Company the Common Stock underlying the 1992 Stock Options (the "Option Stock") in five separate approximately semi- annual installments commencing February 7, 1996, through January 13, 1998. The purchase price for the Option Stock is the per share fair market value on the purchase date based on quoted prices on the principal stock exchange on which the Company's Common Stock is traded ("Fair Market Value") of shares underlying the 1992 Stock Options. Mr. Sardas generally may delay his right to sell any installment of the Option Stock until the next succeeding purchase date. If at that next succeeding purchase date Mr. Sardas does not tender such shares of Option Stock, the Company will have no further repurchase obligation for such shares. Under the terms of the 1996 Employment Agreement, if Mr. Sardas' employment is terminated other than for cause or due to Mr. Sardas' death or disability, the Company is obligated to pay to Mr. Sardas, at Mr. Sardas' election at that time or at the next installment purchase date, the Fair Market Value of the Option Stock. Alternatively, in such event, if Mr. Sardas does not exercise such election, he or his estate or representative will maintain the right to sell the Option Stock in installments as noted above. If the 1996 Employment Agreement is terminated by the Company for cause, then the Company has the right to purchase the Option Stock for the Fair Market Value thereof subject to Mr. Sardas' right to decline to tender such shares. In the event he declines to tender such shares, the Company's obligation to purchase the Option Stock will terminate. Mr. Sardas did not exercise his right to sell his Option Stock in the third quarter of fiscal 1996. The Company is the beneficiary of a key-man life insurance policy on Mr. Sardas' life in the amount of $14,000,000. The proceeds of this policy would be used to help fulfill the Company's obligation in the event of Mr. Sardas' death.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES


NOTE D -- NONRECURRING ITEMS
      The Company accrued $1,977,000 in the third quarter of fiscal 1996 related to the final determination of contractual performance targets established in the 1992 Employment Agreement with Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company. The 1992 Employment Agreement, confirmed as part of the Company's plan of reorganization, included a bonus payable to Mr. Sardas at the end of the 1992 Employment Agreement in January 1996. The bonus amount was equal to 5% of the net fair value of the Company in excess of $35,000,000 based on the appraised value of the Company completed by an independent investment banking firm as provided by the 1992 Employment Agreement. The total bonus paid to Mr. Sardas under the terms of the 1992 Employment Agreement was $7,250,000. Total expense related to the contractual bonus obligation recorded in fiscal 1996 of $2,795,000 was included in selling and administrative expenses.

       On December 29, 1995, the Company completed the sale of its South Coast Terminals, Inc. ("South Coast") subsidiary to an affiliate of KMCO, Inc. Proceeds from the sale of $18,250,000 are subject to certain purchase price adjustments for final working capital balances. The proceeds were used to reduce certain indebtedness of South Coast and the Company. The Company recorded a pretax gain of $1,511,000 and an income tax benefit of $146,000 on the sale of South Coast.

     The settlement of an environmental matter related to a business sold by the Company in 1992 resulted in the receipt of escrow funds and insurance proceeds of $531,000 which was recorded in other income in the third quarter of fiscal 1996.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO THREE
- ------------------------------------------------------------------------------
MONTHS ENDED FEBRUARY 28, 1995
- ------------------------------

       SALES. The Company's net sales for the third quarter of fiscal 1996 were $73.4 million compared to $76.2 million in the prior year quarter. Of the decrease in net sales, $4.6 million was due to the sale of its South Coast Terminals ("South Coast") subsidiary which was divested on December 29, 1995. After adjusting for the impact of the sale of South Coast, net sales of Sudbury's other subsidiaries increased by $1.8 million or 2% for the fiscal 1996 third quarter. The sales growth resulted primarily from increased production at the Company's Industrial Powder Coatings ("IPC") subsidiary's blank coating facility. For the quarter, the blank coating facility's sales were $4.2 million of which $3.2 million represented the pass through of steel blank material cost. The remaining companies' sales as a whole were down by $2.4 million when compared to the prior year period principally due to a slowing in the markets for their products.

       For the quarter, after adjusting for the impact of the sale of South Coast, the sales increase of $1.8 million came from net new business of $8 million and price increases of $.8 million less volume declines of $7 million. The net new business resulted from the blank coating facility sales and additional parts on vehicle platforms at the Company's Wagner Castings Company ("Wagner") subsidiary.

       GROSS PROFIT. For the third quarter of fiscal 1996, gross profit was $10.6 million or 14.4% of net sales which compares to $11.7 million and 15.4% in the prior year period. The decrease in margin rate resulted from the sale of South Coast (as its gross margins were higher than the average for the Company's other subsidiaries) and from the impact of the pass through of steel blank material costs at IPC. Partially offsetting those items were favorable effects of cost and productivity improvements at Wagner and the Company's Iowa Mold Tooling ("IMT") subsidiary.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased to $7.4 million in the third quarter of fiscal 1996 from $6.5 million in the prior year period. In the third quarter of fiscal 1996 the Company recorded expense of $2.0 million related to the final determination of a contractual bonus established in the 1992 employment agreement with Jacques
R. Sardas, Chairman, President and Chief Executive Officer of the Company. In the prior year period the Company recorded expense of $.3 million related to the contractual bonus. As discussed in Note D to the condensed consolidated financial statements, the additional accrual was based on the appraised value of the Company by an independent investment banking firm. Partially offsetting the increase in bonus accrual was a decrease of $.6 million due to the sale of South Coast in December 1995.

       INTEREST EXPENSE. Interest expense decreased by $.4 million due to reduced borrowing levels and lower interest rates when compared to the prior year quarter.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO THREE
- ------------------------------------------------------------------------------
MONTHS ENDED FEBRUARY 28, 1995 - (CONTINUED)
- ------------------------------

       GAIN ON SALE OF SUBSIDIARY. The Company divested its South Coast subsidiary on December 29, 1995 and recorded a gain before income taxes of $1.5 million on the transaction.

       OTHER INCOME. Other income increased by $.6 million due principally to the settlement of an environmental matter related to a business sold by the Company in 1992 which resulted in the receipt of escrow funds and insurance proceeds.

       INCOME TAX EXPENSE. The effective income tax rate in the current quarter of 25.6% represented a significant decrease when compared to the prior year period effective tax rate of 36.5%. The decrease resulted principally from income tax benefits recognized in conjunction with the sale of South Coast.


RESULTS OF OPERATIONS - NINE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO NINE
- ----------------------------------------------------------------------------
MONTHS ENDED FEBRUARY 28, 1995
- ------------------------------

       SALES. The Company's net sales for the current nine month period increased to $221.2 million from $218.3 million in the prior year period. After adjusting for the impact of the sale of South Coast, net sales of the Company's other subsidiaries increased by $6.9 million or 3% for the current year nine month period. The sales growth resulted primarily from new automotive related business at Wagner and increased production at IPC's blank coating facility. For the nine months of fiscal 1996, the blank coating facility's sales were $9.4 million of which $7.3 million represented the pass through of steel blank material cost. The remaining companies' sales as a whole were down by $2.5 million when compared to the prior year period reflecting a slowing in the markets for their products.

       For the quarter, after adjusting for the impact of the sale of South Coast, the sales increase of $6.9 million came from net new business of $21.4 million and price increases of $2.1 million less volume declines of $16.6 million. The net new business resulted from the blank coating facility sales and from the Ford World Car program and other new vehicle platforms at Wagner.

       GROSS PROFIT. For the third quarter of fiscal 1996, gross profit of $34.8 million was unchanged from the prior period. Gross profit as a percentage of net sales was 15.7% in the current year period which compares to 15.9% in the prior year period. The decrease in margin rate resulted from the sale of South Coast (as its gross margins were higher than the average for the Company's remaining subsidiaries) and from the impact of the pass through of steel blank material costs at IPC. Partially offsetting those items were favorable effects of cost and productivity improvements at Wagner and IMT.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS - NINE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO NINE
- ----------------------------------------------------------------------------
MONTHS ENDED FEBRUARY 28, 1995 - (CONTINUED)
- ------------------------------

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased to $20 million for the first nine months of fiscal 1996 from $19.1 million in the prior year period. In the first nine months of fiscal 1996 the Company recorded expense of $2.8 million related to the contractual bonus established in the 1992 employment agreement with Jacques R. Sardas, Chairman, President and Chief Executive Officer of the Company. In the prior year period the Company recorded expense of $.9 million related to the contractual bonus. Partially offsetting the increase in the bonus accrual was a decrease of $.6 million due to the sale of South Coast.

       INTEREST EXPENSE. Interest expense decreased by $1 million due to reduced borrowing levels and lower interest rates when compared to the prior year period.

       OTHER INCOME. Other income increased by $.6 million due principally to the settlement of an environmental matter related to a business sold by the Company in 1992 which resulted in the receipt of escrow funds and insurance proceeds.

       INCOME TAX EXPENSE. The effective income tax rate in the current year period of 32.9% decreased from the prior year period effective tax rate of 36.6% due principally to income tax benefits recognized in conjunction with the sale of South Coast.


OTHER
- -----

       AUTOMOTIVE AND LIGHT TRUCK MARKETS. Approximately 60% of the Company's sales are dependent on the automotive and light truck markets in the United States and Europe, therefore, related profits will be dependent on sales of vehicles in these markets in the future. For the first nine months of the current fiscal year, sales in the automotive industry have been slightly below those experienced in the prior year.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     During the first nine months of fiscal 1996 operating activities used cash of $3.1 million. In the prior year period, operating activities provided cash of $12.3 million. The change resulted from an increase in working capital which included the payment of a contractual bonus obligation of $7.25 million to the Company's Chairman, President and Chief Executive Officer under his 1992 Employment Agreement with the Company. As discussed in footnote D to the condensed consolidated financial statements, the bonus payment made in January 1996 was based on the appraised value of the Company by an independent investment banking firm.

      Long-term debt (including current maturities) at February 29, 1996 was $14.9 million, a decrease of $3.8 million from May 31, 1995. Long-term debt represented 21% of long-term debt plus stockholders' equity at February 29, 1996 compared to 30% at May 31, 1995. Proceeds from the sale of South Coast of $18.25 million were used to reduce certain long-term debt of South Coast and the Company. At February 29, 1996 the Company had the ability to borrow an additional $33.4 million under its revolving credit facility.

     For the nine months ended February 29, 1996, capital expenditures were $15.8 million compared to $11.6 million in the prior year period. The Company expects to incur an additional $7 million of capital expenditures in the fourth quarter of fiscal 1996 and total capital expenditures of approximately $23 million for fiscal 1996.

     The Company believes that funds available under its current bank facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements for the next twelve months.

PART II - OTHER INFORMATION


Item 1. - LEGAL PROCEEDINGS
          -----------------

       Certain pending legal proceedings were disclosed in the Company's annual report on Form 10-K for the year ended May 31, 1995. Material developments were disclosed in the Company's quarterly report on Form 10-Q for the period ended November 30, 1995. There have been no material developments in the described proceedings for the fiscal quarter ended February 29, 1996.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

       The Company did not file any reports on Form 8-K during the three months ended February 29, 1996.


                                EXHIBIT INDEX
                                -------------

Exhibit                                              Sequential Page Number
- -------                                              ----------------------

  (11)        Statement re: Computation of
                Per Share Earnings                            17


  (27)        Financial Data Schedule

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SUDBURY, INC.
                                      (Registrant)



                                      By: /s/Jacques R. Sardas
                                          ---------------------------------
                                            Jacques R. Sardas
                                            Chairman of the Board
                                            and Chief Executive Officer



                                      By: /s/Mark E. Brody
                                          ---------------------------------
                                            Mark E. Brody
                                            Vice President and
                                            Chief Financial Officer
                                            (Chief Accounting Officer)



Date: April 12, 1996