Form 10-K
period 1996-05-31
SUDBURY INC
filed 1996-08-16
CIK 811801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ---------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                        Commission File
May 31, 1996                                                         No. 1-10023
                                  SUDBURY, INC.
A Delaware Corporation                               IRS Employer Identification
                                                                  No. 34-1546292

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

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

         As of August 2, 1996, 10,770,174 shares were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant at August 2, 1996 was $91,424,172.

DOCUMENTS INCORPORATED BY REFERENCE
- -----------------------------------
        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1996 are deemed incorporated by reference in Parts II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held October 3, 1996 are deemed to be incorporated by reference in Part III of this Form 10-K.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
         --------

GENERAL INFORMATION
- -------------------
         Sudbury, Inc. (the "Company") operates through its subsidiaries, which are engaged in the manufacture and sale of a broad range of industrial products, including iron, aluminum and zinc castings, coating applications, cranes and truck bodies and precision machined components.

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

         In May 1993, the Company successfully completed the refinancing of its then existing bank debt which allowed the Company to retain six core businesses and cease the previous asset sale process.

         In December 1995, the Company sold its South Coast Terminals, Inc. ("South Coast") subsidiary for $18.6 million because in management's view the business of South Coast was not complementary to the Company's other businesses or the Company's long-term growth plans. See Note C -- Dispositions of the financial statements.

PRODUCTS, MARKETS AND SALES
- ---------------------------
         The Company has one business segment--the manufacture of industrial products. Ongoing operations in this segment include five businesses which are described below.

         The Company's largest group of products consists of products and services sold to the automotive industry which are principally produced by the Company's Wagner Castings Company ("Wagner") and Industrial Powder Coatings, Inc. ("IPC") subsidiaries. Sales to the automotive industry represented 60%, 61% and 59% of the Company's total sales from ongoing operations for the fiscal years ended 1996, 1995 and 1994, respectively.

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

         Ductile iron castings represent approximately 85% of Wagner's product line, with the balance being principally malleable iron castings. Ductile iron has similar properties to that of malleable iron, however, ductile is less costly to produce because it does not require the additional process of heat treatment that malleable iron does. As a result of this cost differential, the market for malleable iron has been decreasing. To offset the decline in malleable castings, the Company made a decision in fiscal 1995 to expand the capacity at its ductile iron foundry and phase out the malleable process by fiscal 1997. Wagner's current annual ductile iron capacity before expansion is approximately 70,000 tons. The ductile iron expansion and modernization plan will increase Wagner's annual ductile capacity by 14,000 tons, or 20%, and will cost approximately $14 million ($12 million of which was expended in fiscal
1996). The new ductile line is planned to be in operation in the second quarter of fiscal 1997. The Company has funded the $12 million capital investment and expects to fund the remaining $2 million portion of the project through cash generated from operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         IPC serves the automotive and appliance industries through the application of coatings to metal parts, components and finished products. With nine powder coating lines, the Company believes that IPC is one of the largest independent powder coating job shops in the United States. Powder coatings are used to enhance appearance and improve corrosion protection to parts. Powder coating's use of a dry paint process gives it advantages over liquid painting processes which give rise to certain environmental concerns surrounding the use of solvents and the generation of air emissions. In fiscal 1995, IPC expanded its powder coating technology and customer base through the construction of a new leased building equipped with approximately $5 million in equipment to powder coat steel blanks under a long-term contract (subject to certain conditions) with General Electric Company for their new washing machine program. This blank coating line was one of the first of its kind in the United States and is designed to coat flat steel blanks before, rather than after, the forming process and is capable of running at much higher line speeds with less labor than a typical monorail powder coating line. The line began production in May 1995.

         IPC also has the capability of cathodic electrodeposition coating of parts which is used primarily for anti-corrosion purposes. In fiscal 1996, IPC expanded into Mexico by entering into a long-term contract (subject to certain conditions) to apply electrodeposition coatings to Chrysler Ram pickup truck frames. IPC invested approximately $4 million in equipment which has been installed in the customer's facility in Monterrey, Mexico. The facility is in the start-up stage with full production expected by the end of the first quarter of fiscal 1997.

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

         The Company's remaining products come from its two smallest businesses:
Frisby P.M.C., Incorporated ("Frisby") and Cast-Matic Corporation ("Cast-Matic"). Frisby is a high-volume precision machining operation which principally produces small diameter shafts, spindles and spindle assemblies for the electric motor, electric hand tool and automotive markets. Cast-Matic manufactures aluminum and zinc die castings which are used in a variety of different industries including gas regulation, appliance, hardware and automotive.


CYCLICALITY AND SEASONALITY
- ---------------------------
         As a result of the Company's dependence on the automotive industry, there is cyclicality and seasonality in the Company's sales and profits. The cyclicality of the automotive industry affects the Company's sales and profits during periods of slow economic growth or recession. The seasonality results in the Company typically having higher sales and operating profits in its second and fourth fiscal quarters.


RAW MATERIALS
- -------------
         Raw materials are purchased from a number of different sources and the loss of any particular supplier would not have a material effect on any of the Company's businesses. Scrap steel is the principal raw material utilized at Wagner in the production of ductile and malleable iron castings and is subject to price fluctuations. Commitments with most of Wagner's major customers allow Wagner to pass on the majority of increases or decreases in the cost of scrap steel to these customers, however, these adjustments are generally passed along three to six months subsequent to the time the change occurs.


WORKING CAPITAL
- ---------------
         The seasonality of certain of the Company's businesses serving the automotive market may result in significant fluctuations in working capital. Terms for sales to automotive customers are typically 30-45 days. Additionally, IMT maintains large inventories due to the variety of its products and customer demands regarding lead times.

MARKETING AND COMPETITION
- -------------------------
         The Company's sales to the automotive industry, which are principally through Wagner and IPC, are primarily made through their respective in-house sales forces. A portion of Wagner's sales may also come through its sales engineers who are capable of providing design and engineering work in the early stages of production. Companies competing in the automotive industry compete on the basis of pricing, quality, engineering and design capabilities and delivery. The highly competitive nature of this market makes it very difficult for Wagner and IPC to improve margins through increases in the selling prices of their products.

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

         The competition for IPC, one of the largest companies in the powder coatings industry, is very fragmented. IPC competes with many smaller facilities which are located close to the ultimate customer. Locating a coating facility close to a customer has become increasingly important because of high transportation costs relative to the cost of the coating. As discussed previously, IPC has expanded its electrodeposition and powder coating technology and customer base through new production facilities located in proximity to particular customers. The Company anticipates future growth at IPC will require substantial capital expenditures to equip additional facilities located near strategic customers. The Company intends to fund these capital investments through cash generated from operations and funds available under its $40 million revolving credit facility ("Credit Facility"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         Both Frisby and Cast-Matic market their own products to a variety of customers through a combination of in-house sales forces and outside sales representatives. Competition in both of their respective markets is based on a company's engineering and design capabilities, quality and price. In addition, competition in these markets is highly fragmented. The precise nature of the products that Frisby sells and the competitive pressures from newer technologies will continue to require Frisby to make capital expenditures to remain competitive during the next several years. The Company intends to fund these expected capital investments from cash generated from operations and funds available under its Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SALES TO CERTAIN CUSTOMERS
- --------------------------
         For the fiscal years ended 1996, 1995 and 1994, sales to Ford Motor Company were approximately $42.8 million, $46.6 million and $34.6 million, respectively; and sales to Chrysler Corporation were approximately $39.2 million, $36.3 million and $31.5 million, respectively. No other customers accounted for more than 5% of sales for any such period.


BACKLOG
- -------
         As of May 31, 1996, the Company had an order backlog of $69.0 million, compared to $55.2 million at the end of fiscal 1995. The increase in backlog occurred primarily at Wagner. Sales backlog levels at Wagner may vary depending on the timing of its customers order releases. At May 31, 1995, Wagner's order level was adversely impacted by the timing of certain automotive model changeovers. Of the Company's backlog, orders of approximately $53.2 million associated with the automotive and truck industries are subject to cancellation without compensation, as is customary in the industry.


ENVIRONMENTAL MATTERS
- ---------------------
         The Company's manufacturing facilities and production processes, like those of industrial manufacturers generally, are subject to numerous laws and regulations designed to protect the environment. Environmental requirements have become more stringent, not only with respect to emissions and wastes from ongoing operations, but also with respect to historic conditions and discontinued operations. Several of the Company's subsidiaries' current and historic business activities may give rise to cleanup requirements in the future, both with respect to on-site and off-site activities or conditions. See "Item 3 - Legal Proceedings" for a discussion of environmental proceedings involving the Company's operating units. The ultimate costs of environmental compliance cannot be predicted with precision due to many uncertainties, such as whether cleanup action will be required and, if required, what cleanup measures, techniques or standards will be imposed.


EMPLOYEES
- ---------
         As of May 31, 1996, the Company employed 2,371 employees, of whom 1,299 were represented by unions.

ITEM 2.  PROPERTIES
         ----------

         The Company's corporate headquarters are located in 3,000 square feet of leased space in Pepper Pike, Ohio. The Company's operating units occupy a total of approximately 1,745,000 square feet, with the majority devoted to manufacturing, assembly and storage. Of the approximately 1,745,000 square feet occupied, 1,277,000 square feet are owned and 468,000 square feet are leased.

         The Company's manufacturing facilities are set forth in the table below.

                                                                               APPROXIMATE
LOCATION                        PRINCIPAL PRODUCTS                            SQUARE FOOTAGE         STATUS
- --------                        ------------------                            --------------         ------
ILLINOIS
- --------
   Decatur                       Ductile iron castings                            390,000            Owned
   Decatur                       Inventory storage                                110,000            Leased
   Havana                        Ductile iron castings                            210,000            Owned

   Elk Grove Village             High precision machined                          105,000            Leased
                                 components

IOWA
- ----
   Garner                        Metal fabrication of                             433,500            Owned
                                 truck mounted cranes,
                                 truck bodies and
                                 compressors

KENTUCKY
- --------
   Shelbyville                   Custom powder coating                             40,000            Owned
   Shelbyville                   Materials & inventory storage                      9,150            Leased
   Louisville                    Blank powder coating                              97,000            Leased

MICHIGAN
- --------
   Stevensville                  Precision aluminum and zinc                       64,000            Owned
                                 die castings; machining

OHIO
- ----
   Norwalk                       Custom powder coating                             40,000            Owned
   Norwalk                       Custom powder coating                             69,500            Owned
   Norwalk                       Custom powder coating                             30,000            Owned
   Norwalk                       Custom powder & electro-
                                  deposition coating                               92,450            Leased
   Norwalk                       Materials and inventory storage                   22,280            Leased

CANADA
- ------
   Orillia, Ontario              Servicing of truck mounted                         5,900            Leased
                                 cranes, truck bodies and
                                 compressors
MEXICO
- ------
   Monterrey, Mexico             Electrodeposition coating                         25,800            Leased

         The Company believes that all of its facilities are reasonably maintained and are generally adequate for their present purposes. Facilities are believed to be sufficient to accommodate reasonable increases in business.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

GENERAL
- -------
         Other than routine litigation incident to its business and except as noted below, the Company is not a party to any legal proceedings which could be material to its results of operations, financial position or liquidity.


ENVIRONMENTAL MATTERS
- ---------------------
         Several of the Company's operating units have been identified as potentially responsible parties in legal proceedings or otherwise notified that they may be liable for the cleanup of hazardous substances under federal "Superfund" and other environmental protection legislation. The Company intends to utilize all available legal defenses and remedies, including insurance owned by the Company or its predecessors in interest, with respect to these sites and any other site in which it may be involved in legal proceedings, to minimize the Company's financial exposure to environmental liability.

         On April 19, 1993, the Minnesota Pollution Control Agency (MPCA) issued Metalcote Grease and Oil Company ("Metalcote"), a division of Western Capital Corporation, a non-operating subsidiary of the Company, an order to investigate and take other corrective action at property Metalcote owned in St. Paul, Minnesota. The property was subsequently owned by Randolph Capital Corporation, a subsidiary of Western Capital Corporation. Although Randolph Capital Corporation is currently contesting its responsibility for environmental conditions that allegedly exist at the property, Randolph Capital Corporation is cooperating with the MPCA and has retained legal counsel and environmental consultants to respond to the MPCA's order. Although additional investigation is necessary and ongoing, Randolph Capital Corporation currently estimates that the future costs to respond to the order will be at least $300,000. This estimate is subject to reevaluation following completion of the current investigation. During 1995, the Minnesota legislature passed legislation making a substantial portion of these costs potentially eligible for reimbursement from the Minnesota Petroleum Tank Release Cleanup Fund.

         A release of petroleum products has also been identified and reported to regulatory authorities at a second site in St. Paul, Minnesota previously owned and operated by Metalcote, and a site in Philadelphia, Pennsylvania previously owned and operated by Master Lubricants, both divisions of Western Capital Corporation. Environmental consultants have been retained to investigate and address the two reported petroleum releases. The preliminary investigation at these sites has been completed and the Company is discussing with regulatory agencies the corrective actions, if any, which may be needed at these sites. There is no current estimate on the cost of further work, if any, at these sites.

         To date, Management believes that the resolution of other pending or anticipated environmental proceedings and all claims in the aggregate (after applicable reserves, see Note F -- Contingencies and Commitments of the financial statements) are immaterial to the Company's financial position, results of operations and liquidity taken as a whole. Although the Company continues to assess the potential liability of its operating units for pending and anticipated legal proceedings, the ultimate liability for such environmental matters cannot be predicted with certainty.

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


                                Principal occupation or
                                employment for the past
Name                            five years                                                      Age
- ----                            -----------------------------------------------                 ---

Jacques R. Sardas               Director, President and Chief                                    65
                                Executive Officer since
                                January 13, 1992; Chairman of
                                the Board of Directors and
                                Treasurer since January 1993; Director and
                                Executive Vice President of Goodyear Tire and
                                Rubber Co., which develops and sells tires
                                domestically and abroad (1980-1991)


Mark E. Brody                   Vice President and Chief                                        34
                                Financial Officer since
                                October 1994; Vice President
                                of Finance (October 1992 -
                                October 1994); Controller
                                (September 1991 - October 1994);
                                Assistant Controller (April
                                1989-September 1991)

                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -------------------------------------------------------------
         MATTERS
         -------

         The Company's common shares are listed on the Nasdaq Stock Market. The information required by this item appears under the caption "Market For Registrant's Common Equity and Related Stockholder Matters" on page 28 of the 1996 Annual Report and is incorporated herein by reference thereto.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required by this item appears under the caption "Selected Financial Data" on page 1 of the 1996 Annual Report and is incorporated herein by reference thereto.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The information required by this item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 28 of the 1996 Annual Report and is incorporated herein by reference thereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The information required by this item appears on pages 13 through 24 of the 1996 Annual Report and is incorporated herein by reference thereto.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

         Not Applicable

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

         The information required by this item appears under the caption "Election of Directors" on pages 4 through 6 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1996 and is incorporated herein by reference thereto.

         Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information required by this item is located on pages 7 through 14 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1996 and is incorporated herein by reference thereto.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required by this item appears under the caption "Beneficial Ownership of Securities" on pages 2 and 3 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended May 31, 1996 and is incorporated herein by reference thereto.


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

     (b)       Reports on Form 8-K.

               None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 15, 1996 on its behalf by the undersigned, thereunto duly authorized.

                               SUDBURY, INC.

                               By: /S/Mark E. Brody
                                   ------------------------------------------
                                   Mark E. Brody
                                   Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, this report has been signed on behalf of the Registrant by the following persons, in their indicated capacities, on August 15, 1996.


/S/Jacques R. Sardas
- -----------------------------
Jacques R. Sardas                 Director, Chairman, President and Chief
                                  Executive Officer (Principal Executive
                                  Officer)

/S/Mark E. Brody
- -----------------------------
Mark E. Brody                     Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

/S/Cloyd J. Abruzzo
- -----------------------------
Cloyd J. Abruzzo                  Director


/S/Jerry A. Cooper
- -----------------------------
Jerry A. Cooper                   Director


/S/Preston Heller, Jr.
- -----------------------------
Preston Heller, Jr.               Director


/S/James A. Karman
- -----------------------------
James A. Karman                   Director


/S/David A. Preiser
- -----------------------------
David A. Preiser                  Director


/S/Thomas F. Slater
- -----------------------------
Thomas F. Slater                  Director

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


                         FISCAL YEAR ENDED MAY 31, 1996

                                  SUDBURY, INC.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                           (ITEM 14(a)(1) AND (2)(d))

                                                                                             PAGE REFERENCE
                                                                                     ------------------------------
                                                                                     FORM 10-K        ANNUAL REPORT
                                                                                     ---------        -------------
Data incorporated by reference from the 1996 Annual Report:

     Consolidated Statements of Income -
      Fiscal Years Ended May 31, 1996, 1995 and 1994                                                          13

     Consolidated Balance Sheets - May 31, 1996
      and May 31, 1995                                                                                        14

     Consolidated Statements of Stockholders'
      Equity - Fiscal Years Ended May 31, 1996, 1995
      and 1994                                                                                                15

     Consolidated Statements of Cash Flows -
      Fiscal Years Ended May 31, 1996, 1995 and 1994                                                          16

     Notes to Consolidated Financial Statements                                                            17-24

     Report of Independent Auditors                                                                           24

Consolidated Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                                     16

     Report of Independent Auditors                                                      17


All other schedules for the Company have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

The consolidated financial statements of the Company listed in the preceding index, which are included in the 1996 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1996 Annual Report is not to be deemed filed as part of this report.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         SUDBURY, INC. AND SUBSIDIARIES



- ------------------------------------------------------------------------------------------------------------------------
    COL. A                          COL. B                        COL. C                    COL. D            COL. E
- ------------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS

                                   BALANCE AT           CHARGED TO        CHARGED                            BALANCE AT
                                   BEGINNING            COSTS AND         TO OTHER                             END OF
DESCRIPTION                        OF PERIOD            EXPENSES          ACCOUNTS         DEDUCTIONS          PERIOD
- ------------------------------------------------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
Fiscal year ended May 31, 1996:
  Deferred tax asset valuation
  allowance                         $6,463                                $  (316) (2)     $(3,069) (1)        $3,078

Fiscal year ended May 31, 1995:
  Deferred tax asset valuation
  allowance                         $9,214              $  215            $  (946) (2)     $(2,020) (2)        $6,463

Fiscal year ended May 31, 1994:
  Deferred tax asset valuation
  allowance                         $9,208                                $     6  (3)                         $9,214




(1) Decrease in valuation allowance resulted primarily from utilization of net operating and capital loss carryforwards.

(2) Valuation allowance was reduced as a result of an evaluation of future realizability.

(3) Increase in valuation allowance resulted primarily from net operating and capital losses which could not be realized.

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Sudbury, Inc. as of May 31, 1996 and 1995, and for each of the three years in the period ended May 31, 1996 and have issued our report thereon dated July 12, 1996 [incorporated by reference elsewhere in this Annual Report (Form 10-K)]. Our audits also included the related consolidated financial statement schedule of Sudbury, Inc. listed in item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                          ERNST & YOUNG LLP



Cleveland, Ohio
July 12, 1996

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

(2)(a)       Agreement and Plan of Merger among South Coast Delaware, Inc., Sudbury,
             Inc. And South Coast Terminals, Inc. Dated as of December 22, 1995.
             (Exhibit (2) to Form 10-Q for the fiscal quarter ended November 30,
             1995.)

(3)(a)       By-Laws of Sudbury, Inc., as amended November 19, 1992. (Exhibit
             (3)(a) to Form 10-K for the fiscal year ended May 31, 1993.)

(3)(b)       Second Restated Certificate of Incorporation of Sudbury, Inc.  (Exhibit
             (3)(b) to Form 10-K for the fiscal year ended May 31, 1993.)

(4)(a)       Credit Agreement by and among Sudbury, Inc. and National City Bank,
             Star Bank, National Association and National City Bank, as Agent, dated
             May 30, 1995.  (Exhibit (4)(c) to Form 10-K for the fiscal year ended
             May 31, 1995.)

(4)(b) First Amendment dated August 30, 1995 to Credit Agreement by and among Sudbury, Inc. and National City Bank, Star Bank, National
             Association and National City Bank, as Agent, dated May 30, 1995.
             (Exhibit (4)(a) to Form 10-Q for the fiscal quarter ended August
             31, 1995.)

(4)(c)       Second Amendment dated May 31, 1996 to Credit Agreement by and among
             Sudbury, Inc. and National City Bank, Star Bank, National Association and National City Bank, as Agent, dated May 30, 1995.

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

                                  SUDBURY, INC.

                                    FORM 10-K

                                  EXHIBIT INDEX  (CONTINUED)
                                  -------------

EXHIBIT NO.
- -----------
(10)(a)      1990 Stock Option Plan.  (Exhibit (10)(1) to Form 10-K for the fiscal year ended May 31, 1990.)

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

(10)(g)      Summary Description of the Sudbury, Inc. Incentive Bonus Plan.

(10)(h)      Directors' Deferral Plan adopted September 12, 1994. (Exhibit
             (10)(h) to Form 10-K for the fiscal year ended May 31, 1995.)

(10)(i) First Amendment dated August 15, 1996 to Directors' Deferral Plan adopted September 12, 1994.

(10)(j) 1995 Stock Option Plan. (Exhibit (10)(i) to Form 10-K for the fiscal year ended May 31, 1995.)

(10)(k)      Employment Agreement between Jacques R. Sardas and Sudbury, Inc. dated
             July 28, 1995.  (Exhibit (10)(j) to Form 10-K for the fiscal year ended
             May 31, 1995.)

(10)(l)      Non-Qualified Stock Option Agreement between Sudbury, Inc. and Jacques
             R. Sardas dated July 28, 1995.  (Exhibit (10)(k) to Form 10-K for the fiscal year ended May 31, 1995.)

                                  SUDBURY, INC.

                                    FORM 10-K

                                  EXHIBIT INDEX  (CONTINUED)
                                  -------------

(10)(m)      Employment Agreement dated October 12, 1995 between Mark E. Brody and
             Sudbury, Inc. (Exhibit (10) to Form 10-Q for the fiscal quarter ended
             November 30, 1995.)


(11)         Statement re: Computation of Per Share Earnings

(13)         Selected portions of the 1996 Annual Report

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