Form 10-Q
period 1996-08-31
SUDBURY INC
filed 1996-10-07
CIK 811801

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended AUGUST 31, 1996
                                    ---------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_____________________ to __________________


             Commission File Number      0-10023
                                   -------------------

                                SUDBURY, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                                 34-1546292
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

30100 CHAGRIN BOULEVARD, SUITE 203
CLEVELAND, OHIO                                                         44124
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's Telephone Number, including Area Code:  (216) 464-7026
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES, $0.01 PAR VALUE, AS OF SEPTEMBER 27, 1996: 11,309,792

                                      INDEX
                                      -----

                         SUDBURY, INC. AND SUBSIDIARIES

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                as of August 31, 1996 and May 31, 1996                  3  -  4

                Condensed Consolidated Statements of Income for the
                three-month periods ended August 31, 1996 and August
                31, 1995                                                      5

                Condensed Consolidated Statements of Cash Flows for
                the three-month periods ended August 31, 1996 and
                August 31, 1995                                               6

                Notes to Condensed Consolidated
                Financial Statements                                    7  -  8



     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                             9  - 10



PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                              11

     Item 6.  Exhibits and Reports on Form 8-K                               11

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SUDBURY, INC. AND SUBSIDIARIES

ASSETS

                                                          AUGUST 31,     MAY 31,
                                                            1996          1996
                                                         (UNAUDITED)   (AUDITED)
                                                         -----------   ---------

(Dollars in thousands)

CURRENT ASSETS
  Cash and cash equivalents                               $  1,996      $ 10,645
  Accounts receivable, net of allowance                     40,774        38,299
  Inventories                                               22,217        18,871
  Other                                                      3,318         3,898
                                                          --------      --------
                      TOTAL CURRENT ASSETS                  68,305        71,713




PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                 1,430         1,421
  Buildings                                                  8,503         8,466
  Machinery and equipment                                   69,998        66,833
                                                          --------      --------
                                                            79,931        76,720
  Less accumulated depreciation                             22,999        21,247
                                                          --------      --------
         NET PROPERTY, PLANT AND EQUIPMENT                  56,932        55,473




OTHER ASSETS                                                 5,163         5,166
                                                          --------      --------

                                                          $130,400      $132,352
                                                          ========      ========

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         AUGUST 31,     MAY 31,
                                                           1996          1996
                                                       (UNAUDITED)    (AUDITED)
                                                       -----------    ---------

(Dollars in thousands)

CURRENT LIABILITIES
  Trade accounts payable                               $  22,708      $  26,606
  Accrued compensation and employee benefits               6,769          8,018
  Accrued income taxes                                     3,228          3,773
  Other accrued expenses                                   9,994         10,143
  Current maturities of long-term debt                       288            282
                                                       ---------      ---------
        TOTAL CURRENT LIABILITIES                         42,987         48,822

LONG-TERM DEBT                                            10,192         10,113

OTHER LONG-TERM LIABILITIES                               10,482         10,805

STOCKHOLDERS' EQUITY
  Common Stock - par value $0.01 per
    share; authorized 20,000,000 shares;
    10,931,051 (10,616,361 at May 31,
    1996) shares issued and outstanding                      109            106
  Additional paid-in capital                              25,081         23,731
  Retained earnings                                       41,855         39,081
  Minimum pension liability adjustment - net                (306)          (306)
                                                       ---------      ---------
        TOTAL STOCKHOLDERS' EQUITY                        66,739         62,612
                                                       ---------      ---------

                                                       $ 130,400      $ 132,352
                                                       =========      =========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SUDBURY, INC. AND SUBSIDIARIES


                                                     THREE MONTHS ENDED
                                             ---------------------------------
                                              AUGUST 31,           AUGUST 31,
                                                 1996                 1995
                                             (UNAUDITED)           (UNAUDITED)
                                             -----------           -----------
(In thousands, except per share amounts)

Net sales                                     $ 72,078              $ 71,213

Costs of products sold                          62,191                60,192
                                              --------              --------

    GROSS PROFIT                                 9,887                11,021

Selling and administrative expenses              5,455                 6,403
                                              --------              --------

    OPERATING INCOME                             4,432                 4,618

Interest expense-net                               (61)                 (460)
Other income (expense)                              (3)                   77
                                              --------              --------

Income before income taxes                       4,368                 4,235
Income tax expense                               1,594                 1,546
                                              --------              --------

    NET INCOME                                $  2,774              $  2,689
                                              ========              ========

Net income per common share:

  Primary                                     $    .21              $    .21
                                              ========              ========
  Fully diluted                               $    .21              $    .21
                                              ========              ========

Average common shares and common share
 equivalents outstanding:
  Primary                                       12,999                12,752
                                              ========              ========
  Fully diluted                                 13,136                12,854
                                              ========              ========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUDBURY, INC. AND SUBSIDIARIES


                                                       THREE MONTHS ENDED
                                               ---------------------------------
                                                AUGUST 31,           AUGUST 31,
                                                   1996                1995
                                               (UNAUDITED)          (UNAUDITED)
                                               -----------          -----------

(Dollars in thousands)

OPERATING ACTIVITIES:
  Net income                                     $  2,774            $  2,689
  Items included not affecting cash:
    Depreciation and amortization                   1,964               2,387
    Other                                            (209)                230
  Changes in operating assets and liabilities     (11,082)             (5,080)
                                                 --------            --------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                       (6,553)               226

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment       (3,225)             (2,457)
  Proceeds from sale of property, plant,
    equipment and other - net                           7                 153
                                                 --------            --------
      NET CASH USED IN INVESTING ACTIVITIES        (3,218)             (2,304)

FINANCING ACTIVITIES:
  Borrowings, refinancings and repayments:
    Long-term borrowings                              200              17,600
    Reductions of debt                               (266)            (19,456)
  Common stock issued                               1,188                 472
                                                 --------            --------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                        1,122              (1,384)
                                                 --------            --------

      DECREASE IN CASH                             (8,649)             (3,462)

  Cash and cash equivalents at beginning
   of period                                       10,645               3,548
                                                 --------            --------

      CASH AND CASH EQUIVALENTS AT END OF
       PERIOD                                    $  1,996            $     86
                                                 ========            ========


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES

NOTE A -- BASIS OF PRESENTATION
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996.

        Net income per common share was calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding and common stock equivalents under the treasury stock method. Effective August 30, 1996, the trigger price for the Company's 1,448,410 Series C Participation Certificates was attained and these certificates became exercisable. As the Series C Participation Certificates were triggered on August 30, 1996, the weighted average impact on net income per common share at August 31, 1996 from the inclusion of these securities was not material.

NOTE B -- INVENTORIES

     The components of inventories are summarized as follows (in thousands):

                                                   August 31,      May 31,
                                                      1996          1996
                                                  -----------    -----------
     Raw materials and supplies                     $ 7,207       $ 7,204
     Work in process                                 10,443         8,464
     Finished products                                4,958         3,599
                                                     -------      -------
                                  Total at FIFO      22,608        19,267
     Less excess of FIFO cost over LIFO values          391           396
                                                    -------       -------
                                                    $22,217       $18,871
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

PART I, ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUDBURY, INC. AND SUBSIDIARIES

NOTE C -- CONTINGENCIES  (CONTINUED)
         All operating locations acquired by the Company since 1984 operate in a variety of locations where environmental situations could exist based on current or past operations. Certain operating and non-operating subsidiaries of the Company have been named as potentially responsible parties liable for cleanup of known environmental conditions. For known situations, the Company, with the assistance of environmental engineers and consultants, has accrued amounts to cover estimated future environmental expenditures. The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. There could exist, however, more extensive or unknown environmental situations at existing or previously owned businesses for which the future cost is not known or accrued at August 31, 1996.

         While the ultimate result of the above contingencies cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

         The Company has an employment agreement with Jacques R. Sardas, its Chairman, President and Chief Executive Officer, which extends through January 1998. The agreement provides that if Mr. Sardas' employment is terminated other than for cause, or from Mr. Sardas' death or disability, the Company continues to be obligated to pay Mr. Sardas the fair value of the common stock underlying the 1,764,706 options he was granted under his 1992 Employment Agreement (the "Option Stock"). At Mr. Sardas' election the Company is also obligated to purchase the Option Stock at fair value in five separate approximately semi-annual installments commencing February 7, 1996 through January 13, 1998. Under the employment agreement, fair value is determined based on quoted prices on the principal stock exchange on which the Company's Common Stock is traded. Mr. Sardas generally may delay his right to sell any installment of the Option Stock until the next succeeding purchase date. If at that next succeeding purchase date Mr. Sardas does not tender such shares of Option Stock, the Company's obligation to purchase the Option Stock with respect to such installment will terminate. Mr. Sardas has not exercised his right to have the Company purchase the Option Stock subject to the February 7, 1996 or July 13, 1996 installment dates and the Company's obligation with respect to the February 7, 1996 installment date has terminated. The Company is the beneficiary of a key-man life insurance policy on Mr. Sardas' life in the amount of $14,000,000. The proceeds of the policy would be used to fulfill the Company's obligation in the event of Mr. Sardas' death.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1995

         SALES. The Company's net sales for the first quarter of fiscal 1997 increased by 1% to $72.1 million from $71.2 million in the prior year quarter. Fiscal 1996 first quarter results included sales of $6.0 million from South Coast Terminals, Inc. ("South Coast") prior to its divestiture in December 1995. After adjusting for the impact of the sale of South Coast, sales from the Company's other five subsidiaries increased in the first quarter of fiscal 1997 by $6.8 million or 10% over the prior year quarter. The Company's Frisby P.M.C., Industrial Powder Coatings ("IPC") and Iowa Mold Tooling subsidiaries all experienced sales increases. Sales at Wagner Castings Company ("Wagner") were relatively flat when compared to the prior year period, reflecting the phase out of its malleable castings operations.

         The $6.8 million of comparable company sales improvement resulted from a $4.0 million increase in net new business, $.5 million of price increases and a $2.3 increase in sales of existing products.

         GROSS PROFIT. Gross profit for the first quarter of fiscal 1997 decreased by $1.1 million to $9.9 million from $11.0 million. Gross profit as a percentage of net sales was 13.7% for the first quarter of fiscal 1997 compared to 15.5% in the first quarter of the prior fiscal year. The decrease in the margin rate resulted from: a) the sale of South Coast, whose gross margins were higher than the average for the Company's other subsidiaries, b) the impact of $2.1 million higher pass-through steel blank material costs at IPC due to increased volume, and c) planned start-up costs of $.7 million associated with Wagner's new ductile iron casting line and IPC's new facility in Monterrey, Mexico.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased from 9.0% in the prior year quarter to 7.6% for the current quarter. In terms of dollars, such expenses decreased from $6.4 million in the prior year quarter to $5.5 million in the current year quarter. The decrease resulted from expenses related to South Coast and an accrual for a contractual bonus obligation paid in January 1996, both of which were included in the prior year quarter.

         INTEREST EXPENSE. Interest expense decreased by $.4 million due to significantly reduced debt levels and capitalized interest of $.2 million on the Wagner and IPC capital projects discussed above.

PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUDBURY, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first three months of fiscal 1997, operating activities used cash of $6.6 million. In the prior year period, operating activities provided cash of $.2 million. The difference was a result of an increase in working capital.

         Long-term debt (including current maturities) at August 31, 1996 was $10.5 million, which compared to $10.4 million at May 31, 1996. Long-term debt represented 14% of long-term debt plus stockholders' equity at both August 31, 1996 and May 31, 1996. At August 31, 1996, the Company had the ability to borrow $38.7 million under its revolving credit facility.

         Capital expenditures were $3.2 million in the first quarter of fiscal 1997 compared with $2.5 million in the prior year quarter. The Company expects capital expenditures for fiscal 1997 to be less than the $22.6 million made in fiscal 1996. Capital expenditures for Wagner's new ductile iron casting line and IPC's plant in Monterrey, Mexico of in excess of $15 million were made in fiscal 1996. Projects of this magnitude are not planned for fiscal 1997.

         The Company believes that funds available under its current bank facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements for the remainder of the fiscal year.

OTHER MATTERS
-------------

         Approximately 60% of the Company's sales are dependent on the automotive and light truck markets in the United States and Europe; therefore, related profits will be dependent on sales of vehicles in these markets for the remainder of the year.

         Effective August 30, 1996, the trigger price for the Company's 1,448,410 Series C Participation Certificates was attained and these certificates are currently exercisable at $5.165 per share. Such exercise price increases annually. As the Series C Participation Certificates were triggered on August 30, 1996, the weighted average impact on net income per common share at August 31, 1996 from the inclusion of these securities was not material. In the future, to the extent the Series C Participation Certificates are exercised by their holders, these securities will be included in the average number of shares of common stock outstanding. To the extent the Series C Participation Certificates are not exercised, these securities will be accounted for under the treasury stock method in computing net income per common share.

PART II OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
          -----------------

          Certain litigation was described in the Company's annual report on Form 10-K for the year ended May 31, 1996. There have been no material developments in the described cases for the fiscal quarter ended August 31, 1996.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          The Company did not file any reports on Form 8-K during the three months ended August 31, 1996.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                           SEQUENTIAL PAGE NUMBER

(11)   Statement re: Computation of Per Share                  13
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

                                        SUDBURY, INC.
                                        (Registrant)

                                        By: /s/Jacques R. Sardas
                                            ---------------------------------
                                            Jacques R. Sardas
                                            Chairman of the Board
                                            and Chief Executive Officer



                                        By: /s/Mark E. Brody
                                            --------------------------------
                                            Mark E. Brody
                                            Vice President and
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

Date:  October 7, 1996